Form 10-Q
period 1998-09-30
PHASE METRICS INC
filed 1998-11-24
CIK 1015717

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1998
                       Commission File Number ___________


                              PHASE METRICS, INC.
                                  (registrant)


                     Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 33-0328048
            10260 Sorrento Valley Road, San Diego, California 92121
                                 (619)646-4800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----     -----

The number of shares outstanding of the Registrant's securities as of September 30, 1998 are as follows:

          Common Stock --                5,600,060 shares
          Series A Preferred Stock --    8,250,000 shares
          Series B Preferred Stock --    3,857,280 shares
          Series C Preferred Stock --    7,610,000 shares

                               PHASE METRICS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----
ITEM 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998.......    3

              Condensed Consolidated Statements of Operations for the three and nine months
              ended September 30, 1997 and 1998..........................................................    4

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
              1997 and 1998..............................................................................    5

              Notes to Condensed Consolidated Financial Statements.......................................    6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .....................................   22

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   23
ITEM 2.      Changes in Securities.......................................................................   23
ITEM 3.      Defaults Upon Senior Securities.............................................................   23
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   23
ITEM 5.      Other Information...........................................................................   23
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   23

Signatures ..............................................................................................   24


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PHASE METRICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          December 31,        September 30,
                                                              1997                 1998
                                                          ------------        -------------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $   2,977           $  17,257
     Accounts receivable, net                                 28,730              20,983
     Inventories                                              55,585              32,664
     Prepaid expenses and other                                7,131               7,727
     Deferred tax assets                                       8,952                  --
                                                           ---------           ---------
          Total current assets                               103,375              78,631

Property, plant and equipment,  net                           38,023              31,445
Intangible assets, net                                         4,966               1,778
Deferred tax assets                                            5,269                  --
Other                                                          3,097               2,521
                                                           ---------           ---------
Total assets                                               $ 154,730           $ 114,375
                                                           =========           =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                      $  10,419           $   8,224
     Accrued expenses and other liabilities                   16,058              16,911
     Customer deposits                                         9,038               1,467
     Current portion of debt                                   1,785               1,011
                                                           ---------           ---------
          Total current liabilities                           37,300              27,613

Long-term liabilities:
     Long-term debt                                          119,272             115,462
     Accrued expenses and interest                             6,794               9,223
Series B redeemable preferred stock                            9,237              10,926
Series C redeemable preferred stock                               --              30,566

Stockholders' deficit:
     Series A preferred stock                                      3                   3
     Common stock                                              6,090               6,381
     Retained deficit                                        (23,166)            (85,068)
     Accumulated translation adjustments                        (800)               (731)
                                                           ---------           ---------
          Total stockholders' deficit                        (17,873)            (79,415)
                                                           ---------           ---------

Total liabilities, redeemable preferred stock and
     stockholders' deficit                                 $ 154,730           $ 114,375
                                                           =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                               PHASE METRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                -------------------------       -------------------------
                                                   1997           1998            1997            1998
                                                ---------       ---------       ---------       ---------
Net sales                                       $  43,923       $  22,432       $ 148,159       $  86,334
Cost of sales                                      24,243          20,084          79,551          72,556
                                                ---------       ---------       ---------       ---------
     Gross profit                                  19,680           2,348          68,608          13,778
Operating expenses:
  Research and development                         11,017           7,850          32,668          27,008
  Selling, general and administrative               5,843           3,832          18,231          13,518
  Amortization and writedowns of
    intangible assets                               3,442              89          12,168           3,369
  Settlement charge                                    --              --              --           5,872
  Restructuring charge                                 --              --              --           3,046
                                                ---------       ---------       ---------       ---------
     Total operating expenses                      20,302          11,771          63,067          52,813
                                                ---------       ---------       ---------       ---------
Income (loss) from operations                        (622)         (9,423)          5,541         (39,035)
Interest expense                                    2,881           3,621           8,274          10,822
Other (income) expense, net                           (37)           (349)            439            (229)
                                                ---------       ---------       ---------       ---------
Loss before income taxes and extraordinary
  items                                            (3,466)        (12,695)         (3,172)        (49,628)
Income tax expense (benefit)                       (1,040)             --            (952)          8,701
                                                ---------       ---------       ---------       ---------
Loss before extraordinary items                    (2,426)        (12,695)         (2,220)        (58,329)
Extraordinary loss, net of income taxes                --            (404)             --          (1,345)
                                                ---------       ---------       ---------       ---------
Net loss                                           (2,426)        (13,099)         (2,220)        (59,674)
Accretion for redemption value and
  dividends on Series B and C redeemable
  preferred stock                                    (750)         (1,103)         (2,250)         (2,216)
                                                ---------       ---------       ---------       ---------
Net loss attributable to common
  stockholders                                  $  (3,176)      $ (14,202)      $  (4,470)      $ (61,890)
                                                =========       =========       =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

\
                               PHASE METRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                  1997           1998
                                                               ---------       ---------
OPERATING ACTIVITIES:
         Net cash used for operating activities                $  (4,037)      $  (8,483)
                                                               ---------       ---------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                   (14,784)         (1,588)
                                                               ---------       ---------
         Net cash used for investing activities                  (14,784)         (1,588)
                                                               ---------       ---------

FINANCING ACTIVITIES:
  Proceeds from senior notes                                          --         110,000
  Repayment of term notes                                         (1,400)        (79,200)
  Net proceeds (repayment) of revolving loans                     19,500         (30,700)
  Payment of debt issuance costs                                    (331)         (4,968)
  Payments on capital lease obligations and proceeds from
    issuance of common stock, net of repurchases                    (591)           (775)
  Net proceeds from issuance of preferred stock                       --          30,020
                                                               ---------       ---------
          Net cash provided by financing activities               17,178          24,377
                                                               ---------       ---------
Effect of exchange rate changes on cash and cash
  equivalents                                                         --             (26)
                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents              (1,643)         14,280
Cash and cash equivalents, beginning of period                     2,737           2,977
                                                               ---------       ---------
Cash and cash equivalents, end of period                       $   1,094       $  17,257
                                                               =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                               PHASE METRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phase Metrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-4 (No. 333-48817). The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end dates are used herein.

NOTE 2.  COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended September 30, 1997 and 1998 and nine months ended September 30, 1997 and 1998, comprehensive loss was ($2.4) million, ($13.0) million, ($4.5) million and ($59.6) million, respectively. The difference between net loss and comprehensive loss arises due to changes in accumulated translation adjustments.

NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                            December 31,  September 30,
                                               1997         1998
                                            ------------  -------------

        Raw materials and components          $30,915     $  7,873
        Work-in-process                         9,796       11,323
        Finished goods                         14,874       13,468
                                              -------      -------
                                              $55,585      $32,664

NOTE 4.  DEBT

On January 30, 1998, the Company sold $110.0 million of its 10.75% Senior Notes due 2005 (the "Notes"), in a private offering. The Notes bear interest at 10.75% per annum, payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 1998. The Notes are senior unsecured obligations of the Company, and are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, in cash at redemption prices set forth in the Indenture relating to such Notes. In addition, at any time prior to January 15, 2001, the Company may redeem up to 33% of the Notes at a redemption price as set forth in the Indenture relating to such Notes, with the net proceeds of a public equity offering, as set forth in the Indenture relating to such Notes.

Concurrently with closing the sale of the Notes, the Company entered into a $25 million revolving credit facility with a group of banks (the "Credit Facility").

The Company used the net proceeds of the Notes of $105.9 million, together with existing cash and an initial draw of $1.6 million under the Credit Facility to repay in full its then existing term loans and revolving credit facility and all accrued interest, as well as to pay fees of $0.3 million for the Credit Facility.

                               PHASE METRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In connection with the January 30, 1998 repayment of its then existing term loans and revolving credit facility and all accrued interest thereon, the related unamortized debt issuance costs were written off. This write-off, net of related tax benefit of $0.7 million, has been reported as an extraordinary loss in the accompanying condensed consolidated statements of operations.

On August 4, 1998, with the proceeds from the sale of its Series C Preferred Stock, the Company repaid in full the Credit Facility and accrued interest, totaling $7.1 million, and terminated the Credit Facility effective August 5, 1998. See Note 7 below. In connection with this repayment, in the third quarter of 1998 the Company recorded a $0.4 million write-off of the related unamortized debt issuance costs, as an extraordinary loss in the accompanying condensed consolidated financial statements.

The Notes and the related Indenture do not contain ongoing quarterly or annual financial covenant requirements but do contain customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

NOTE 5. SETTLEMENT CHARGE

In April 1998, the Company entered into an agreement (the "Settlement Agreement") to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party, whose employees included certain former employees of the Company, to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that such actions were necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company recorded a $5.9 million charge to earnings in the second quarter of 1998 in connection with the Settlement Agreement. The Company is making the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. In connection with the Settlement Agreement, the Company had initially secured a $3.7 million standby letter of credit from a bank in favor of the customer. As of September 30, 1998, the letter of credit balance had been reduced to $0. Products purchased under the Settlement Agreement are at favorable pricing which have negatively impacted the Company's gross profit margin during the third quarter of 1998. Such negative impact is expected to continue through the first quarter of 1999.

NOTE 6.  RESTRUCTURING AND VALUATION CHARGES

The data storage industry in general, including many of the Company's customers, is currently experiencing significant weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of the Company's major customers and have had a material adverse effect on the Company's business, results of operations and financial condition. In light of these circumstances, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company announced to employees and implemented the June Restructuring. The June Restructuring included a workforce reduction of approximately 115 employees (16%), relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and the intended sale of its San Diego, California facility and real property. The Company and a prospective buyer have executed a non-binding purchase and sale agreement related to the San Diego facility and real property. The prospective buyer's obligation to purchase the San Diego facility and real property is subject to customary pre-closing conditions, including the prospective buyer's determination, in its sole and absolute discretion, of the economic viability of the purchase for its intended use. The prospective buyer includes an entity which is affiliated with a number of the Company's major stockholders. There can be no assurance that the Company will complete the sale of its San Diego facility and real property to this or any other buyer. The Company does not expect to incur a loss on the sale of the San Diego facility. Upon completion of such sale, the Company intends to lease back from the buyer a portion of the San Diego facility in which to conduct its operations.

In the second quarter of 1998, the Company recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge are $0.9 million for employee severance costs, $0.7 million for contractual lease buyouts and $1.4 million in asset impairment related to assets obsoleted due to restructuring activities. As of September 30, 1998, all termination benefits had been paid to affected employees and $0.6 million was recorded as an accrued liability related to the June

                               PHASE METRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Restructuring. Relocation of the Concord operation was complete as of September 30, 1998. Period costs incurred in connection with these activities were not significant.

In connection with the impact of the industry downturn on the Company's operations in the second quarter of 1998 the Company recorded a $13.5 million charge to cost of sales to write-down excess and obsolete inventory. Also in the second quarter of 1998, the Company recorded a $22.7 million charge to income tax expense for a valuation allowance against its entire deferred tax asset balance. Such charge was taken due to factors which give rise to uncertainty as to whether the deferred tax asset is realizable, including the lack of history of consistent earnings and the significant losses in the second and third quarters of 1998.

NOTE 7.  SERIES C REDEEMABLE PREFERRED STOCK

On August 3, 1998, the Company authorized and sold its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") as follows: (i) 3,750,000 shares to a new shareholder, (ii) 2,500,000 shares to current shareholders, and
(iii) a total of 110,000 shares to members of its Board of Directors. On September 4, 1998, the Company authorized and sold an additional 1,250,000 shares to the new shareholder. The sales price for all Series C Preferred was $4 per share. The proceeds of approximately $30.4 million have been used to repay in full the Company's Credit Facility and accrued interest totaling $7.1 million, with the remainder to be used for general operating purposes.

Each share of Series C Preferred is: (i) voting, (ii) convertible at the option of the holder into one share of voting Common Stock of the Company, subject to adjustment, (iii) entitled to receive a preference to the holders of the Company's Common Stock, Series A Preferred Stock, Series B Redeemable Preferred Stock and the Convertible Subordinated Notes in the event of liquidation, as defined, and depending upon the timing and nature of such liquidation, (iv) entitled to antidilution rights, (v) automatically converted into one share of Common Stock upon the effectiveness of a registration statement under the Securities Act of 1933 of Common Stock with a minimum purchase price of $6 per share and net proceeds to the Company of $15,000,000, (vi) to have approval rights on new issuances of Preferred Stock, (vii) mandatorily redeemable by the Company on or after July 15, 2005 at a redemption price of $5 per share, including accrued and unpaid dividends, without interest, and (viii) entitled to cumulative dividends beginning August, 2000, at a rate equal to the greater of 12.5% of the stated value per share of $4 and the stated value per share multiplied by the sum of the prime rate plus 2%.

NOTE 8.  SUBSEQUENT EVENTS

Due to the continued downturn in the data storage industry, as more fully described in Note 6 above, on November 2, 1998, the Company announced to employees and implemented a restructuring plan (the "November Restructuring"). The November Restructuring includes a workforce reduction of approximately 60 employees (10%), and a reduction and consolidation of facilities at the Company's Fremont, California location.

In the fourth quarter of 1998, the Company will record a charge of between $0.8 million and $1.2 related to the November Restructuring. The significant components of the restructuring charge are employee severance costs, contractual lease buyouts related to existing facilities and equipment and asset impairment related to assets obsoleted due to the restructuring activities.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2.

Certain statements in this discussion and analysis and elsewhere in this report, including, but not limited to, statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These and any other forward-looking statements contained in this report are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in the Company's other reports and filings with the SEC, including the Company's Final Prospectus dated October 14, 1998, filed as part of its Registration Statement on Form S-4 (No. 333-48817). Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

Phase Metrics is the leading supplier of process and production-test equipment for the data storage industry. The Company's systems are used primarily by manufacturers of disk drives, thin-film disks and read/write heads to manage and improve their respective product yields by analyzing product and process quality at critical stages in their production processes. The Company was formed in 1989 as a single product supplier to the data storage industry. Since 1993, the Company has significantly expanded its product line through the acquisition of seven specialized suppliers of complementary systems for the disk drive and disk drive component industries.

Recent Events

The data storage industry in general, including many of the Company's customers, is currently experiencing significant weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of the Company's major customers and have had a material adverse effect on the Company's business, results of operations and financial condition. If these market conditions continue, the Company's results of operations will continue to be materially and adversely effected in the future.

In light of these circumstances, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company announced to employees and implemented the June Restructuring. The June Restructuring included a workforce reduction of approximately 115 employees (16%), relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and the intended sale of its San Diego, California facility and real property. The Company and a prospective buyer have executed a non-binding purchase and sale agreement related to the San Diego facility and real property. The prospective buyer's obligation to purchase the San Diego facility and real property is subject to customary pre-closing conditions, including the prospective buyer's determination, in its sole and absolute discretion, of the economic viability of the purchase for its intended use. The prospective buyer includes an entity which is affiliated with a number of the Company's major stockholders. There can be no assurance that the Company will complete the sale of its San Diego facility and real property to this or any other buyer. The Company does not expect to incur a loss on the sale of the San Diego Facility. Upon completion of such sale, the Company intends to lease back from the buyer a portion of the San Diego Facility in which to conduct its operations.

In connection with the impact on the Company's operations of the industry downturn, in the second quarter of 1998, the Company recorded a $13.5 million charge to cost of sales to write-down excess and obsolete inventory, as well as a $22.7 million valuation allowance against its entire deferred tax balance.

In August and September 1998, the Company completed the issuance and sale of 7,610,000 shares of its Series C Preferred Stock totaling approximately $30.4 million. On August 4, 1998, the Company repaid in full all outstanding indebtedness under the Credit Facility and accrued interest thereon, totaling $7.1 million, and terminated the Credit Facility effective August 5, 1998.

Due to the continued downturn in the data storage industry, on November 2, 1998, the Company announced to employees and implemented the November Restructuring. The November Restructuring includes a workforce reduction of approximately 60 employees (10%), and a reduction and consolidation of facilities at the Company's Fremont, California location.

Customer Concentration

There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 51.2% of the Company's net sales were derived from sales to the Company's three largest customers for the nine months ended September 30, 1998. Even though the Company's customer mix will likely change from period to period in the future, HMT Technology, Western Digital and Seagate Technology, Inc. accounted for 19.6%, 17.3% and 14.3%, respectively, of net sales. If net sales to these or any other significant customer were to decrease in any material amount in the future, the Company's business, results of operations and financial condition would be materially adversely affected.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

YEAR 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results as a result of this issue. The Company is in the process of assessing the readiness of its internal computer systems, its products and its vendors for handling the Year 2000 issue. The Company has contacted critical third party suppliers in connection with its assessment. The Company believes that all of its critical internal business applications are Year 2000 compliant, and that all Company products shipped after June 30, 1999 will be Year 2000 compliant. The Company does not believe that the costs of any actions required as a result of such assessment will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that the Company will successfully implement the correct solutions or that there will be no delay in or increased costs associated with the Company's Year 2000 readiness programs. The Company's inability to successfully implement such changes could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company's critical product and service providers, and their critical providers and so on, are or will become Year 2000 compliant on a timely basis both individually and as a group, including information systems integrated among businesses, financial institutions, government agencies, utilities, etc. The failure of such critical product and service providers and integrated information systems to be or become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers direct their spending resources away from purchasing the Company's products over the next two years in order to correct or replace information systems which are not Year 2000 compliant.

RESULTS OF OPERATIONS

Net Sales

Net sales consist primarily of revenue from sales of the Company's process and production-test equipment and, to a lesser extent, related upgrades, parts and services. Net sales decreased 49.0% from $43.9 million for the third quarter of 1997 to $22.4 million for the third quarter of 1998 and decreased 41.8% from $148.2 million for the nine months ended September 30, 1997 to $86.3 million for the nine months ended September 30, 1998. These decreases were primarily due to decreased sales of the Company's products due to the adverse market conditions previously mentioned.

Gross Profit

Cost of sales includes material costs, direct labor and overhead costs related to the production and delivery of the Company's products, including warranty and other service costs. Gross profit decreased from $19.7 million for the third quarter of 1997 to $2.3 million for the third quarter of 1998 and from $68.6 million for the nine months ended September 30, 1997 to $13.8 million for the nine months ended September 30, 1998. Gross profit as a percentage of net sales ("gross margin") decreased from 44.9% for the third quarter of 1997 to 10.3% for the third quarter of 1998 and from 46.3% for the nine months ended September 30, 1997 to 16.0% for the nine months ended September 30, 1998. For the quarter ended September 30, 1998 the decrease was primarily due to (i) lower gross profit on products shipped in connection with the Settlement Agreement discussed below, (ii) two other customer contracts involving lower than average sales prices which will also negatively impact the Company's gross profit in the fourth quarter of 1998, (iii) underutilization of manufacturing capacity, and
(iv) higher costs resulting from lower production volumes. For the nine months ended September 30, 1998 the decrease was primarily due to the $13.5 million and $1.3 million inventory write-downs recorded in the second and third quarters of 1998, respectively, as a result of the downturn in the data storage industry and its impact on the Company's operations, as well as the factors previously mentioned in connection with the quarter ended September 30, 1998, partially offset by decreases in personnel costs as a result of workforce reductions in August 1997, and January and June, 1998. (See "Restructuring Charge: below).

In April 1998, the Company entered into the Settlement Agreement to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party, whose employees included certain former employees of the Company, to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that such actions were necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company is making the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the Settlement Agreement are at favorable pricing which have negatively impacted the Company's gross profit margin during the third quarter of 1998. Such negative impact is expected to continue through the first quarter of 1999.

The Company is unable to control with any degree of certainty its product sales volume, linearity or mix from period to period and therefore the Company's gross margin in future periods may fluctuate from those achieved in past periods. In any period when the Company experiences an unfavorable product sales

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



volume, linearity or mix and/or provides significant volume pricing discounts, the Company's gross margin may decrease.

Research and Development Expense

Research and development expense consists primarily of salaries and related costs of personnel and contract labor, project materials and other costs associated with the Company's ongoing research and product development. Research and development expense decreased from $11.0 million for the third quarter of 1997 to $7.9 million for the third quarter of 1998 and from $32.7 million for the nine months ended September 30, 1997 to $27.0 million for the nine months ended September 30, 1998. Research and development expense as a percentage of net sales increased from 25.1% for the third quarter of 1997 to 35.0% for the third quarter of 1998, and from 22.1% for the nine months ended September 30, 1997 to 31.3% for the nine months ended September 30, 1998. The percentage increases were primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in August 1997, and January and June, 1998. The Company anticipates that it will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related personnel costs, including certain acquisition related earnout costs. Selling, general and administrative expense decreased from $5.8 million for the third quarter of 1997 to $3.8 million for the third quarter of 1998 and from $18.2 million for the nine months ended September 30, 1997 to $13.5 million for the nine months ended September 30, 1998. Selling, general and administrative expense as a percentage of net sales increased from 13.2% for the third quarter of 1997 to 17.0% for the third quarter of 1998 and from 12.3% for the nine months ended September 30, 1997 to 15.6% for the nine months ended September 30, 1998. These percentage increases were primarily due to decreases in net sales, partially offset by decreases in personnel costs as a result of workforce reductions in August 1997, and January and June, 1998.

Amortization and Write Downs of Intangible Assets

Amortization and write downs of intangible assets decreased from $3.4 million for the third quarter of 1997 to $0.1 million for the third quarter of 1998 and from $12.2 million for the nine months ended September 30, 1997 to $3.4 million for the nine months ended September 30, 1998. These decreases were due to more intangible assets becoming fully amortized prior to or during the three and nine months ended September 30, 1998, respectively, as well as a write down to fair value of $2.0 million in the nine months ended September 30, 1997 related to impairment of certain intangible assets recorded in connection with one of the Company's acquisitions.

Settlement Charge

In connection with the Settlement Agreement discussed under "Results of Operations - Gross Profit", the Company recorded a $5.9 million charge to earnings in the second quarter of 1998.

Restructuring Charge

The data storage industry in general, including many of the Company's customers, is currently experiencing a weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of the Company's major customers and has had a material adverse effect on the Company's business, results of operations and financial condition. In light of these circumstances, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company announced to employees and implemented the June Restructuring. The June Restructuring included a workforce reduction of approximately 115 employees (16%), relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and the intended sale of its San Diego, California facility and real property. The Company and a prospective buyer have executed a non-binding purchase and sale agreement related to the San Diego facility and real property. The prospective buyer's obligation to purchase the San Diego facility and real property is subject to customary pre-closing conditions, including the prospective buyer's determination, in its sole and absolute discretion, of the economic viability of the purchase for its intended use. The prospective buyer includes an entity which is affiliated with a number of the Company's major stockholders. There can be no assurance that the Company will complete the sale of its San Diego facility and real property to this or any other buyer. The Company does not expect to incur a loss on the sale of the San Diego facility. Upon completion of such sale, the Company intends to lease back from the buyer a portion of the San Diego facility in which to conduct its operations.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


In the second quarter of 1998, the Company recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge are $0.9 million for employee severance costs, $0.7 million for contractual lease buyouts and $1.4 million in asset impairment related to assets obsoleted due to restructuring activities. As of September 30, 1998, all termination benefits had been paid to affected employees and $0.6 million was recorded as an accrued liability related to the June Restructuring. Relocation of the Concord operation was complete as of September 30, 1998. Period costs incurred in connection with these activities were not significant.

Interest Expense

Interest expense increased from $2.9 million for the third quarter of 1997 to $3.6 million for the third quarter of 1998, and from $8.3 million for the nine months ended September 30, 1997 to $10.8 million for the nine months ended September 30, 1998. These increases primarily reflect the increased debt levels outstanding and higher interest rates during the respective periods.

Income Taxes

Income tax expense (benefit) was ($1.0) million for the third quarter of 1997 and none for the third quarter of 1998. Income tax expense (benefit) was ($1.0) million for the nine months ended September 30, 1997 and $8.7 million for the nine months ended September 30, 1998.

For the 1997 periods, the effective income tax rates differed from the applicable statutory rates due primarily to utilization of income tax credits available for research and development expenses. For the 1998 periods, the effective income tax rates differed from the applicable statutory rates due primarily to the valuation allowance against the Company's entire deferred tax asset balance. Such charge was taken due to factors which give rise to uncertainty as to whether the deferred tax asset is realizable, including the lack of history of consistent earnings and the significant losses in the second and third quarters of 1998.

Extraordinary Loss, Net of Income Taxes

Extraordinary loss, net of income taxes, was $0.4 million for the third quarter of 1998 and $1.3 million for the nine months ended September 30, 1998, and consisted of the write-off of unamortized debt issuance costs in connection with the January 30, 1998 and August 4, 1998 repayments of debt outstanding under the Company's then-existing credit agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital requirements through sales of Common and Preferred Stock, and borrowings under subordinated, term and revolving credit facilities. The Company's principal requirements for cash are debt service, capital expenditures and working capital.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Debt

On January 30, 1998, the Company sold $110.0 million of its 10.75% Senior Notes due 2005 (the "Notes"), in a private offering. The Notes bear interest at 10.75% per annum, payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 1998. The Notes are senior unsecured obligations of the Company, and are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, in cash at redemption prices as defined. In addition, at any time prior to January 15, 2001, the Company may redeem up to 33% of the Notes at a redemption price as defined, with the net proceeds of a public equity offering, as defined. The Company used the net proceeds of the Notes of $105.9 million, together with existing cash and an initial draw of $1.6 million under the Credit Facility to repay in full its existing term loans and revolving credit facility and all accrued interest thereon, as well as to pay fees of $0.3 million for the Credit Facility.

Concurrently with closing the sale of the Notes, the Company entered into a $25 million revolving credit facility with a group of banks (the "Credit Facility").

On August 4, 1998, with the proceeds from the sale of its Series C Preferred Stock, the Company repaid in full the Credit Facility and all accrued interest thereon, totaling $7.1 million, and terminated the Credit Facility effective August 5, 1998. In connection with this repayment, in the third quarter of 1998 the Company recorded a $0.4 million write-off of the related unamortized debt issuance costs, as an extraordinary loss in the consolidated financial statements.

The Notes and the related Indenture do not contain ongoing quarterly or annual financial covenant requirements but do contain customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

As of September 30, 1998, the Company's outstanding indebtedness included $105.9 million under the Notes, $8.0 million under its Convertible Subordinated Notes and $2.6 million under capital lease obligations. As of September 30, 1998, the Company also had $6.9 million of accrued interest on indebtedness outstanding under the Convertible Subordinated Notes. The Convertible Subordinated Notes (including all accrued interest thereon) are convertible into a total of 5,142,720 shares of Common Stock at the option of the holders thereof and will automatically convert upon the consummation of an initial public offering of the Company's Common Stock.

Series C Preferred Stock

On August 3, 1998, the Company authorized and sold its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred") as follows: (i) 3,750,000 shares to a new shareholder, (ii) 2,500,000 shares to current shareholders, and
(iii) a total of 110,000 shares to members of its Board of Directors. On September 4, 1998 the Company authorized and sold an additional 1,250,000 shares to the new shareholder. The sales price for all Series C Preferred was $4 per share. The proceeds of approximately $30.4 million have been used to repay in full the Credit Facility and accrued interest totaling $7.1 million, with the remainder to be used for general operating purposes.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Operating, Investing and Financing Activities

Cash used for operating activities was $4.0 million for the nine months ended September 30, 1997 and $8.5 million for the nine months ended September 30, 1998. Period to period fluctuations in operations impacting these amounts were the net losses for the nine months ended September 30, 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997. Cash used for investing activities was $14.8 million for the nine months ended September 30, 1997 and $1.6 million for the nine months ended September 30, 1998, and consisted primarily of cash used in connection with purchases of property and equipment. The Company plans no material capital expenditures for the remainder of 1998, nor does the Company have any material outstanding commitments with respect to expenditures. Cash provided by financing activities was $17.2 million for the nine months ended September 30, 1997 and $24.4 million for the nine months ended September 30, 1998, and consisted primarily of revolving loan activity in 1997, while 1998 included the net proceeds from issuance of the Notes, net of repayment of borrowings under the Company's previous term notes and revolving loans, as well as the issuance of the Series C Preferred.

Based on currently available information, the Company believes that its available cash and cash generated from operations will be adequate to fund its operations for the foreseeable future, and for no less than the next 12 months. The Company and a prospective buyer have executed a non-binding purchase and sale agreement related to the San Diego Facility and real property. The buyer's obligation to purchase the San Diego Facility and real property is subject to customary pre-closing conditions, including the prospective buyer's determination, in its sole and absolute discretion, of the economic viability of the purchase for its intended use. The prospective buyer includes an entity which is affiliated with a number of the Company's major stockholders. The Company does not expect to incur a loss on the sale of the San Diego facility. The Company also plans to secure a new revolving credit facility in 1998. There can be no assurance that the Company will be successful in selling its San Diego facility or securing a new revolving credit facility. While operating activities may provide cash in certain periods, the Company may require additional sources of financing. The Company may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. The Company continues to have limited capital resources and significant future obligations and expects that it will require additional capital to support future growth, if any. The existence of certain restrictive covenants in the indenture for the Notes may inhibit the Company's ability to raise additional financing. There can be no assurance the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital. See "Risk Factors - Substantial Leverage; Ability to Service Indebtedness."

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS





RISK FACTORS

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

The Company is highly leveraged. At September 30, 1998, the Company had indebtedness of $116.5 million. Subject to certain limitations, the Company may also incur additional indebtedness in the future under the terms of the Indenture related to the Notes.

The Company's ability to make scheduled payments of principal and interest on, or to refinance, its indebtedness (including the Notes), and to fund its operations, including capital expenditures and research and development expenses, depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in the data storage industry as well as general economic, financial, competitive and other factors that are beyond its control. For the three and nine months ended September 30, 1998, earnings were inadequate to cover fixed charges by $13.8 million and $51.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." There can be no assurance, however, that the Company's business will generate adequate cash flow or that any growth can be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and operate its business, including making necessary capital expenditures, the Company may be required to refinance all or a portion of its existing debt, including the Notes, to sell assets or to obtain additional financing. There can be no assurance that any such action would be accomplished on terms acceptable to the Company or at all.

The Company's high level of debt will have several important effects on its future operations, including, but not limited to, (i) making it more difficult for the Company to satisfy its obligations with respect to the Notes, (ii) increasing the Company's vulnerability to general adverse economic and industry conditions, (iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other operating needs and uses and (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business.

RESTRICTIVE FINANCING COVENANTS

The Notes contain a number of covenants that will significantly restrict the operations of the Company, such as the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and other consolidations. There can be no assurance that the Company will be able to comply with such conditions, covenants or restrictions in the future. The Company's ability to comply with such conditions, covenants and restrictions may be affected by events beyond its control, including prevailing economic and financial conditions and general conditions in the data storage industry.

EFFECTIVE SUBORDINATION; ENCUMBRANCES ON ASSETS

If the Company incurs any additional senior indebtedness which would rank pari passu in right of payment with the Notes, and even if such indebtedness were not secured, the holder of such debt would be entitled to share ratably with the holders of the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of the Company. This may have the effect of reducing the amount of proceeds available to pay to holders of the Notes upon the occurrence of any such events.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



RECENT NET LOSSES; RETAINED DEFICIT; CASH USED FOR OPERATING ACTIVITIES

The Company had a net loss of approximately $13.1 and $59.7 million for the three months and nine months ended September 30, 1998, respectively. Such loss and accrual of certain Preferred Stock dividends and accretion for the redemption value of such Preferred Stock have contributed to a retained deficit of approximately $85.1 million as of September, 30, 1998. In addition, the Company used cash for operating activities of approximately $4.0 million and $8.5 million for the three and nine months ended September 30, 1998, respectively. There can be no assurance that the Company will achieve profitability or that it will generate positive cash flow from operating activities in the future.

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have fluctuated in the past and the Company expects that its operating results will continue to fluctuate in the future from quarter to quarter and year to year. These fluctuations have resulted from a number of factors, including the size, timing and rescheduling or cancellation of orders from, and shipments to, major customers; the timing of introductions of new products and product enhancements by the Company or its competitors; the Company's ability to develop, introduce and market new, technologically advanced products; the cyclicality of the data storage industry; the rescheduling of capital expenditures by the Company's customers; variations in the Company's customer base and product mix; the level of any significant volume pricing discounts provided by the Company; the availability and cost of key production materials and components; the Company's ability to effectively manage its inventory and to control costs; the financial stability of major customers; the Company's success in expanding its operations overseas; personnel changes; expenses associated with acquisitions; fluctuations in amortization and write-downs of intangible assets; foreign currency exchange rate fluctuations and general economic factors in the United States and certain foreign countries including Japan, South Korea, Singapore, Malaysia and other parts of Southeast Asia.

In addition to the foregoing, the Company's period-to-period operating results may fluctuate in the future due to the rescheduling or cancellation of specific orders by its major customers. The Company expects order delays and reschedulings to occur in the future. Because the Company must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, rescheduling or cancellation of such orders would have a material adverse effect on the Company's operating results.

The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Quarterly results in the future may fluctuate due to the factors discussed above or other factors. Further, the Company's historical operating results for 1993 through the second quarter of 1998 are not necessarily indicative of future performance for any particular period in light of the Company's acquisition activity during those periods. There can be no assurance that any past revenue growth or past results of operations will continue.

DEPENDENCE ON AND CYCLICALITY OF DATA STORAGE INDUSTRY

The Company's business depends almost entirely upon capital expenditures by manufacturers of disk drives and disk drive components, which in turn depend upon market demand for their products. Although the data storage industry has consistently shown growth, the industry is cyclical and experiences periods of oversupply. The disk drive industry is currently experiencing weakness in demand for its products, as well as increased competition resulting in significant price pressures. This in turn causes reduced demand for and pricing pressures on capital equipment used in the disk drive and disk drive component production processes, including the type of equipment sold by the Company. In addition, since the third quarter of 1997, certain of the Company's customers delayed purchases of certain of the Company's products due to overcapacity of certain process and production-test equipment at these customers. In the event the weakness in demand for disk drives continues or customers continue to delay the purchase of the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company's future operating results will continue to be heavily dependent on capital expenditures by manufacturers of disk drives and disk drive components. In this regard, several major manufacturers of disk drives and disk drive components have recently announced earnings that fell below expectations. These earnings announcements have been accompanied by reduced earnings expectations for future periods. There can be no assurance that these announcements do not indicate the beginning of a slowdown in the growth of the data storage industry. The Company's business, results of operations and financial condition have been adversely affected by previous downturns in the data storage industry. No assurance can be given that the Company's sales and operating results will not continue to be adversely affected by periodic downturns in world-wide capital equipment expenditures by data storage companies. Any such slowdown would have a material adverse effect on the Company's business, operating results and financial condition.

RESTRUCTURING

The data storage industry in general, including many of the Company's customers, is currently experiencing significant weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of the Company's major customers and have had a material adverse effect on the Company's business, results of operations and financial condition. In light of these circumstances, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company announced to employees and implemented the June Restructuring. The June Restructuring included a workforce reduction of approximately 115 employees (16%), relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and the intended sale of its San Diego, California facility and real property. The Company and a prospective buyer have executed a non-binding purchase and sale agreement related to the San Diego facility and real property. The prospective buyer's obligation to purchase the San Diego facility and real property is subject to customary pre-closing conditions, including the prospective buyer's determination, in its sole and absolute discretion, of the economic viability of the purchase for its intended use. The prospective buyer includes an entity which is affiliated with a number of the Company's major stockholders. There can be no assurance that the Company will complete the sale of its San Diego facility and real property to this or any other buyer. The Company does not expect to incur a loss on the sale of the San Diego facility. Upon completion of such sale, the Company intends to lease back from the buyer a portion of the San Diego facility in which to conduct its operations.

In the second quarter of 1998, the Company recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge are $0.9 million for employee severance costs, $0.7 million for contractual lease buyouts and $1.4 million in asset impairment related to assets obsoleted due to restructuring activities. As of September 30, 1998, all termination benefits had been paid to affected employees and $0.6 million was recorded as an accrued liability related to the June Restructuring. Relocation of the Concord operation was complete at September 30, 1998. Period costs incurred in connection with these activities were not significant.

In connection with the impact of the industry downturn on the Company's operations in the second quarter of 1998 the Company recorded a $13.5 million charge to cost of sales to write-down excess and obsolete inventory. Also in the second quarter of 1998, the Company recorded a $22.7 million charge to income tax expense for a valuation allowance against its entire deferred tax asset balance. Such charge was taken due to factors which give rise to uncertainty as to whether the deferred tax asset is realizable, including the lack of history of consistent earnings and the significant losses in the second and third quarters of 1998.

Due to the continued downturn in the data storage industry, as more fully described in Note 6 above, on November 2, 1998, the Company announced to employees and implemented the November Restructuring Plan (the "November Restructuring"). The November Restructuring includes a workforce reduction of approximately 60 employees (10%), and a reduction and consolidation of facilities at the Company's Fremont, California location.

In the fourth quarter of 1998, the Company will record a charge of between $0.8 million and $1.2 related to the November Restructuring. The significant components of the restructuring charge are employee severance costs, contractual lease buyouts related to existing facilities in Fremont, California and asset impairment related to assets obsoleted due to the restructuring activities.

RAPID TECHNOLOGICAL CHANGE

The data storage industry is characterized by rapid technological changes and evolving industry standards. The Company's customers strive to introduce new products and enhancements frequently, with relatively short product life cycles, typically between nine and 18 months. In addition, the Company's customers often develop multiple products simultaneously, such that new products could be introduced as frequently as every three months. New product introductions by the Company's customers typically result in new technological challenges for the Company, both with respect to its installed base and with respect to next generation products. As a result, the Company must continue to enhance its existing products and develop and manufacture new products with improved capabilities. This has required and will continue to require substantial investments by the Company in research and development. Although the Company continually develops new products, there can be no assurance that the Company will be able to accurately anticipate technological advances in the disk drive market and develop products incorporating such advances in a timely manner or at all. The Company's failure to develop, manufacture and market new or enhanced products, would have a material adverse effect on its business, financial condition and results of operations. The Company is highly dependent on its close working relationships with certain of its key customers to advance its technologies. The termination of any one of these key relationships for any reason could have a material adverse effect on the Company's ability to anticipate and develop necessary technological changes to its products.

The Company's customers are constantly striving to improve their production processes, including improving the manufacturing of substrates, the deposition of material on the substrate, the finish processing of magnetic media, and head fabrication. To the extent that the Company's customers can improve product quality by modifying their own design and internal production processes without the need to add process and production-test equipment, demand for the Company's equipment would likely decline. Further, unless the Company is able to effectively respond to such changes, manufacturing process changes for disk drives, disks and read/write heads could also have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that future technological innovations will not reduce demand for disk drives. Competing technologies to disk drive based data storage do exist, including solid state memory (flash memory), tape memory and re-writable optical technology (CD and DVD technology). Although the current core technology for rotating magnetic disk drive data storage has been the predominant technology in the industry for many years, it is likely that someday this technology will be replaced by an alternate technology. There can be no assurance that the Company's products will be adaptable to any successor technology. The Company's business, financial condition and results of operations could be materially adversely affected by any significant migration toward technology that would replace disk drives as a computer data storage medium.

During 1995 and continuing through the first six months of 1997, the Company experienced significant development and design problems and delays during the attempted introduction of its MC950 series next

                                  PHASE METRICS
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

generation disk certifier product. These development and design problems diverted significant research and development resources which could have been utilized for the development of new products and various enhancements for other products. There can be no assurance that the Company will not experience the same or similar problems with future introductions of new products or enhancements.

CUSTOMER CONCENTRATION

There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 51.2% of the Company's net sales were derived from sales to the Company's three largest customers for the nine months ended September 30, 1998. Even though the Company's customer mix will likely change from period to period in the future. HMT Technology, Western Digital and Seagate Technology, Inc. accounted for 19.6%, 17.3% and 14.3%, respectively, of net sales. If net sales to these or any other significant customer of the Company were to decrease in any material amount in the future, the Company's business, results of operations and financial condition would be materially adversely affected.

In general, the Company's customers do not enter into long-term purchase agreements with the Company. If completed orders are not replaced on a timely basis by new orders from the same or other customers, the Company's net sales would be materially adversely affected. In addition, the loss of a key customer; any reduction in orders from any key customer or the rescheduling or cancellation of a significant order from a key customer, including reductions, delays or cancellations due to customer departures from recent buying patterns; or economic or competitive conditions in the disk drive industry could have a material adverse effect on the Company's business, financial condition and results of operations. Any failure to collect or delay in collecting receivables could have a material adverse effect on the Company's business, operating results and financial condition.

There has been a trend toward consolidation in the disk drive industry and the Company expects this trend to continue. Certain of the Company's customers have in the past and may in the future acquire competitors or be acquired by competitors, causing further consolidation in the disk drive industry. Previous acquisitions in the disk drive industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. There can be no assurance that such acquisitions will not result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a rescheduling or cancellation of orders previously made by a customer. Moreover, acquisitions involving existing customers may cause the concentration of the Company's customer revenues to increase thereby increasing the Company's dependence on fewer customers.

INVENTORY RISKS

Due to the cyclical nature of and rapid technological change in the disk drive industry, the Company's inventory is subject to substantial risk. To address these risks, the Company monitors its inventories on a periodic basis and provides inventory write-downs intended to cover inventory risks. However, given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the commitments the Company must make to support its customers' programs and the Company's limited remedies in the event a customer cancels or materially reduces one or more product orders, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges which, in turn, could materially and adversely affect the Company's business, operating results and financial condition. In connection with the negative impact on the Company's operations of the significant data storage industry downturn, for the nine months ended September 30, 1998, the Company recorded a $13.5 million charge to cost of sales to write down excess and obsolete inventory. There can be no assurance that the Company will not be required to take additional inventory write-downs in the future, due to the Company's inability to obtain necessary product acceptance, or due to further cancellations by customers.

COMPETITION

The disk drive process and production-test equipment industry is highly competitive. In each of the Company's product lines, the Company faces substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources than the Company. For example, the Company faces competition from General Disk for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Swan Instruments for MR head testers; Zygo Corporation for flying height testers, Technastar for automation technology and Guzik Technical for spin-stands. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. The Company also experiences intense competition world-wide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO, a subsidiary of Hitachi Limited Japan, has substantially greater financial, technical, marketing, manufacturing, research and development and other resources than the Company. The Company also experiences competition from other full-line and partial-line manufacturers of process and production-test equipment. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to the Company's products, or that new competitors will not enter the Company's markets. Finally, as many of the Company's competitors are based in foreign countries, they have cost structures and equipment prices based on foreign currencies. Accordingly, currency fluctuations could cause the Company's dollar-priced products to be less competitive than its competitors' products priced in other currencies.

Many of the Company's competitors are investing heavily in the development of new and enhanced products aimed at applications currently addressed by the Company's products. The Company expects its competitors to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which can adversely affect operating results. The Company will be required to make a continued high level of investment in product development and research, sales and marketing and ongoing customer service and support to remain competitive. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to achieve the technological advances necessary to maintain its competitive position.

The Company believes that its future success will be dependent, in part, upon its ability to compete successfully in the Japanese, South Korean and Southeast Asian markets. The Company's largest competitor, Hitachi DECO, is headquartered in Japan which gives it a competitive advantage over the Company in that market to the extent buying decisions are influenced by Hitachi DECO's local presence. In addition, the Company's ability to compete in Japan, South Korea and Southeast Asia in the future is dependent upon continuing free trade between these countries and the United States, the continuing ability of the Company to develop in a timely manner products that meet the technical requirements of its foreign customers, and the continuing ability of the Company to develop and maintain satisfactory relationships with leading companies in the data storage industry in these areas. Moreover, the Company's sales in these areas will be affected by the overall economies of Japan, South Korea and Southeast Asia. To the extent that recent economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of the Company's customers or potential customers in affected regions, then such economic troubles have also negatively impacted the Company's operations. With respect to existing customers, the Company does not believe that such Asian economic troubles have had a significant impact on the Company's operations. With respect to potential customers, the Company is unable to quantify the impact that such Asian economic troubles have had on its operations.

In addition to the competition the Company faces from other merchant manufacturers of process and production-test equipment, most of the Company's customers develop at least a portion of their own process and production-test equipment needs internally, especially servowriters and read/write head test equipment. Accordingly, the Company must compete against the internal development efforts of this captive market. Manufacturers within this captive market are often reluctant to change their production lines to incorporate merchant-supplied process and production-test technology. Moreover, it is possible that with the rapid changes in data storage technology, the development of new process and production-test equipment will be so closely linked to the Company's customers' product development cycles that certain customers and potential customers will find it more efficient to develop their own process and production-testing equipment needs internally, thereby placing the Company at a competitive disadvantage.

Because of the foregoing competitive factors, there can be no assurance that the Company will be able to compete successfully in the future. Increased competitive pressure could cause the Company to lower prices for its products, thereby adversely affecting the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION

The Company derives its revenues primarily from sales of its process and production-test systems and parts for such systems. The Company's products can generally be categorized into four principal areas: (i) disk (media) testing and processing, (ii) read/write head testing, (iii) disk drive testing and processing and (iv) automation. The Company derives a significant portion of its net sales from a relatively small number of products. For the nine months ended September 30, 1998, the Company derived approximately 56.3% of its net sales, respectively, from sales of its media certifier products (excluding parts and service). In June 1997, the Company introduced its MC950 series media certifier products. The Company expects that net sales from its media certifier products, including its MG series and its MC series, will continue to account for a substantial portion of the Company's total net sales in the foreseeable future. Any material reduction in demand for its media certifier products would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

The Company's success is heavily dependent upon the establishment and maintenance of proprietary technologies. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, others could "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products or develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future. Any such claims, with or without merit, could divert the attention of management, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. If infringement were established, the Company could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, there can be no assurance that a third party's product, if infringing on the Company's proprietary rights, may be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. Moreover, there can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company requires each of its employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as consultants, potential joint venture partners and customers. In spite of these precautions, it may be possible for third parties to copy, develop or otherwise obtain and use the Company's proprietary technology without authorization or to develop similar technology independently.

MANUFACTURING RISKS

The Company's products have a large number of components and are highly complex. The Company has experienced and may in the future experience manufacturing delays due to technical difficulties. In addition, many of the Company's products must be semi-customized to meet individual product specification requirements. The customization of a customer order may require new technical capabilities not previously incorporated successfully into the Company's products. As a result, the Company may be unable to complete the customized development or technical specifications of its customers in a timely manner. Any significant failure in this regard would have a material adverse effect on the Company's business, financial condition and results of operations as well as its customer relationships. In addition, due to the semi-customized nature of many of the Company's products, the Company has in the past and may in the future incur substantial unanticipated costs in a product's development and production, such as increased cost of components due to expediting charges, other purchasing inefficiencies and greater than expected engineering, quality control, installation, upgrade, post-installation service and support and warranty costs which cannot be passed on to the customer. The occurrence of any of such events in the future could materially adversely affect the Company's business, financial condition and results of operations.

In certain instances the Company relies on a single source or a limited group of suppliers for certain components and subassemblies used in its products. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers. In addition, long lead times are often required to obtain critical components and subassemblies used in certain ofthe Company's products from these and other suppliers which could impede the Company's ability to quickly respond to changes in demand and product specifications.

Shortages of critical components and subassemblies to manufacture the Company's products have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. In addition, the manufacture and timely delivery of products by the Company is often dependent on the ability of certain suppliers to deliver subassemblies and other components in a timely manner. The failure of such suppliers to deliver these components in a timely manner may delay the delivery of products by the Company until alternative sourcing could be developed. There can be no assurance that an alternative source could be located in time to avoid penalties or cancellation of the Company's product orders. If a significant order or orders were cancelled for this reason it could have a material adverse effect on the Company's business, financial condition and results of operations. Further, a significant increase in the price of one or more components used to produce the Company's products would increase the cost of producing the Company's products."

The Company conducts its manufacturing activities at its facilities in San Diego, Fremont and Hayward, California. The Company's manufacturing facilities are located in seismically active areas. A major catastrophe (such as an earthquake or other natural disaster) or other long-term disruption in the Company's manufacturing activities could result in a prolonged interruption of the Company's business.

RISKS ASSOCIATED WITH ACQUISITIONS

While the Company currently has no commitments, agreements or understandings with respect to any future acquisitions, its business strategy includes the expansion of its business, products lines and technology through acquisitions. The Company regularly reviews various acquisition prospects, including companies, technologies or products complementary to the Company's business and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including evaluating new technologies; difficulties in the assimilation of the operations, products, personnel and cultures of the acquired companies; the ability to manage geographically remote units; the diversion of management's attention from other day-to-day business concerns; risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in dilutive issuances of equity securities; the incurrence of additional debt; reduction of existing cash balances; amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's results of operations. Moreover, there can be no assurance that any equity or debt financings proposed in connection with any acquisition would be available to the Company on acceptable terms or at all, when, and if, suitable strategic acquisition opportunities arise. Although management expects to carefully analyze any opportunity before committing the Company's resources, there can be no assurance that any acquisition that is completed will result in long-term benefits to the Company or its stockholders or that Phase Metrics' management will be able to manage effectively the resulting business.

The Company recorded write-downs totaling approximately $2.0 million for the nine months ended September 30, 1997 related to impairment losses on certain purchased technology recorded primarily in connection with the Company's acquisitions of ART and certain assets of Cambrian and ABI. Such impairment losses were generally the result of post-acquisition technological changes that were developed independent of purchased technologies, causing a decline in the carrying values of such purchased technologies. There can be no assurance that such impairments will not occur in the future or that future acquisitions will not result in similar write-downs of acquired assets.

CAPITAL NEEDS

The Company believes that, in order to achieve its long-term strategic objectives and maintain and enhance its competitive position, it may need additional financial resources over the next several years to fund acquisitions, service debt, make capital expenditures, fund working capital and pay for research and development. The Company has added significant manufacturing capacity and increased its fixed costs over the past two years while expanding its facilities in Fremont and San Diego, California, and continues to invest in new technologies and its international infrastructure. The Company's fixed costs may also increase if the Company elects to expand its infrastructure in South Korea, Japan, other parts of Asia, or other locations. Any liquidity deficiency in the future could delay or change management's plans for the Company including curtailing its acquisition strategy, capital expenditures, facilities expansion and research and development expenditures, which could materially adversely affect the ability of the Company to service its debt (including indebtedness under the Notes) and its business, financial condition and results of operations.

The Company will continue to have limited cash resources and significant future obligations. The precise amount and timing of the Company's funding needs cannot be determined at this time and will depend upon a number of factors, including the market demand for the Company's products, the availability of strategic opportunities, the progress of the Company's product development efforts, technological challenges that must be overcome in connection with existing and future products, the Company's inventory management and the Company's management of its cash and accounts payable. The Company may not be able to obtain additional financing as needed on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its acquisition strategy, capital expenditures, facilities expansion and research and development expenditures, which could materially adversely affect the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. The Company believes that it is in compliance, in all material respects, with such regulations. Any failure to comply with current or future regulations could result in civil penalties or criminal fines being imposed on the Company, or its officers, directors or employees, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur expenses to comply with environmental regulations. Any failure by the Company to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject the Company to significant liabilities.

YEAR 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results as a result of this issue. The Company is in the process of assessing the readiness of its internal computer systems, its products and its vendors for handling the Year 2000 issue. The Company believes that all of its critical internal business applications are Year 2000 compliant, and that all Company products shipped after June 30, 1999 will be year 2000 Compliant. The Company does not believe that the costs of any actions required as a result of such assessment will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that the Company will successfully implement the correct solutions or that there will be no delay in or increased costs associated with the Company's Year 2000 readiness programs. The Company's inability to successfully implement such changes could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company's critical product and service providers, and their critical providers and so on, are or will become year 2000 compliant on a timely basis both individually and as a group, including information systems integrated among businesses, financial institutions, government agencies, utilities, etc. The failure of such critical product and service providers and integrated information systems to be or become year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, it is possible that the Company's revenue may be adversely affected if current and prospective customers direct their spending resources away from purchasing the Company's products over the next two years in order to correct or replace information systems which are not year 2000 compliant.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

         Not applicable.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

On May 4, 1998, Phase Metrics filed suit against Vlad Pogrebinsky, Igor Iosilevsky, Jonathan Nguyen and Magnetic Recording Solutions, Inc. alleging misappropriation of trade secrets, breach of contract, copyright infringement, interference with prospective advantage and unfair competition. (Phase Metrics, Inc. v. Magnetic Recording Solutions, et. al.) The case was filed in the U.S. District Court in the Northern District of California. The individual defendants are former employees of Phase Metrics. Among other things, Phase Metrics seeks damages and injunctive relief for the misappropriation and use of its trade secrets and confidential information and for unauthorized copying and use of its copyrighted computer software. On July 29, 1998, the defendants in the case filed counterclaims against Phase Metrics and its President and Chief Executive Officer alleging intentional and negligent interference with contractual relations, intentional and negligent interference with prospective business advantage, trade libel, slander per se, intentional and negligent infliction of emotional distress, unfair competition, attempted monopolization, monopolization, and unfair practices in violation of California Business and Professions Code Section 17000, et. seq. The counterclaim seeks injunctive relief and damages in an unspecified amount. The court has stayed the claims in the counterclaim which allege antitrust violations, in response to a motion to bifurcate and stay brought by Phase Metrics. Although discovery has only recently commenced, Phase Metrics believes it has valid defenses to the counterclaims brought by the defendants in this case and intends to vigorously defend such counterclaims.

The Company is also subject to various other legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on its business, results of operations or financial condition.

ITEM 2   CHANGES IN SECURITIES

In August and September 1998, the Company issued and sold an aggregate of 7,610,000 shares of its Series C Preferred Stock for $4.00 per share to a group of investors, which included a number of its current stockholders and two members of the Company's Board of Directors. The Company received aggregate proceeds of approximately $30.4 million in connection with the Series C Financing. Immediately following the consummation of the Series C Financing, the Company used $7.1 million of the net proceeds therefrom to repay the indebtedness and accrued interest outstanding under the Credit Facility.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

The Company's second quarter operating results resulted in a technical default under certain financial covenants contained in the Credit Facility. The Company was not in payment default under the Credit Facility. Immediately following the consummation of the Series C Financing, the Company used $7.1 million of the net proceeds therefrom to repay the indebtedness and accrued interest outstanding under the Credit Facility.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of July 29, 1998, in a Written Consent of Stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included all of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved the Amended and Restated Certificate of Incorporation which set forth the rights, preferences and privileges of the Series C Preferred Stock, amended the rights, preferences and privileges of the Series A and B Preferred Stock, and authorized a twenty-for-one stock split with respect to the Series A Preferred Stock and Series B Preferred Stock.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      Financial Data Schedule

               (b)    Reports on Form 8-K

                      Not applicable

                               PHASE METRICS, INC.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHASE METRICS, INC.
                                            (Registrant)



                                            By /s/ BRAD LALUZERNE
                                              ----------------------------------
                                                   Brad LaLuzerne,
                                                   Vice President, Finance,
                                                   Chief Financial Officer and
                                                   Assistant Secretary (Chief
                                                   Accounting Officer)


Date:  November 20, 1998

                                 EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------
     27                            Financial Data Schedule