Form 10-K405
period 1998-12-31
PHASE METRICS INC
filed 1999-03-31
CIK 1015717

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to

                       Commission file number 333-48817

                              PHASE METRICS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   33-0328048
     (State or Other Jurisdiction                     (I.R.S. Employer
   of Incorporation or Organization)                 Identification No.)

            10260 Sorrento Valley Road, San Diego, California 92121
                   (Address of Principal Executive Offices)

                                (619) 646-4800
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 1999, there were 5,622,309 shares of the registrant's common stock outstanding. There is no established public trading market for the registrant's common stock.

  Documents Incorporated by Reference: None

                The table of exhibits filed appears at page 54.

================================================================================

                                 PHASE METRICS

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
 PART I.................................................................    1
     ITEM 1.  BUSINESS..................................................    1
     ITEM 2.  PROPERTIES................................................   27
     ITEM 3.  LEGAL PROCEEDINGS.........................................   27
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   28

 PART II................................................................   29
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................   29
     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................   30
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   31
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   42
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   42
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   42

 PART III...............................................................   43
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   43
     ITEM 11. EXECUTIVE COMPENSATION....................................   46
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   51
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   53

 PART IV................................................................   54
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................   54

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although Phase Metrics believes that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 14. All forward-looking statements attributable to Phase Metrics are expressly qualified in their entirety by such language. Phase Metrics does not undertake any obligation to update any forward-looking statements.

                                    PART I.

ITEM 1. BUSINESS

  Phase Metrics, Inc. (the "Company", "we" or "us") is a leading supplier of technologically advanced process and production-test equipment for the data storage industry. The Company's systems are used primarily by manufacturers of disk drives and disk drive components (disks and read/write heads) at critical stages of their production processes. The Company's systems, substantially all of which incorporate significant amounts of proprietary technology and are software intensive, include (1) media certifiers, burnishers, glide height testers and optical scanners which are used in the production of thin-film disks (media), (2) servowriters used in the production of disk drives and high capacity disk cartridges, (3) flying height testers and quasi-static magnetoresistive ("MR") head testers used in the production of read/write heads and (4) integrated automation systems for the disk drive, disk and read/write head test and manufacturing processes. The Company's production-test systems (e.g., media certifiers, glide testers, flying height testers and quasi-static MR head testers) are designed to provide in-line testing, measurement and analysis at critical steps in the manufacturing process, enabling manufacturers to detect defects, sort products by performance grade and make real-time process improvement decisions that can significantly impact product yields, time-to-market, profitability and return on investment. The Company's process systems (e.g., servowriters and disk burnishers) perform precise manufacturing process functions. Phase Metrics' customers include substantially all of the world's leading data storage companies.

 Market for Process and Production-Test Equipment

  Major manufacturers of disk drives and disk drive components require a variety of high precision process and production-test equipment. These technologically advanced products combine significant amounts of software with high precision electro-mechanical componentry to provide real-time, high throughput processing and production management capabilities. Process equipment is used by manufacturers to perform manufacturing processes within increasingly precise tolerances enabling the production of higher performance data storage devices. Such process equipment includes servowriters for writing servo tracks on nearly completed disk drives and burnishers for removing bumps from the surface of a disk. Production-test equipment is used by manufacturers to perform precise inline testing, measurement and analysis throughout the manufacturing process enabling manufacturers to detect defects and make real-time production improvement decisions that can significantly impact customers' product yield and profitability. Production-test equipment is also used in research and development laboratories. Production-test equipment includes media certifiers to verify the magnetic integrity of a disk and an optical media scanner to verify the physical integrity of the disk surface, flying height testers to determine the height a head flies above a disk and quasi-static MR head testers to measure MR head characteristics.

  The process and production-test equipment market for the data storage industry is served by both merchant suppliers as well as the "captive" or internal departments of data storage companies that develop and manufacture process and production-test equipment for their own use. Historically, disk drive and disk drive component manufacturers developed much of their own process and production-test equipment internally and purchased a lesser amount of such equipment from merchant suppliers. As the production process becomes more complex and production capacity becomes more expensive to build and maintain, however, data storage manufacturers are focusing more on their own core competencies -- product design and production -- to remain competitive. This in turn has caused increasing reliance on merchant suppliers of process and production-test equipment. The enabling tools developed by such merchant suppliers allow disk drive and disk drive component manufacturers to incorporate more advanced production techniques into their manufacturing processes and more accurately measure the conformity of component parts of the disk drive to their specifications.

  The process and production-test equipment industry was characterized by a relatively fragmented group of specialized independent equipment suppliers. These suppliers often had limited technological competence and narrow product offerings. In addition, most of these specialized suppliers lacked the critical mass to support extensive research and development programs and world-wide customer service and support. As data storage manufacturers focus more on their own core competencies in an increasingly global marketplace they are increasingly seeking process and production-test capital equipment suppliers that can play a strategic role in their ongoing product development and manufacturing processes and at the same time provide world-wide service and support.

Competitive Strengths

  The Company believes that it possesses key competitive strengths that have enabled it to become the leading supplier of technologically advanced process and production-test equipment for the data storage industry. These competitive strengths include:

  Broad Product Line and Extensive Technology Base. The Company believes that it is a technological leader in designing, manufacturing and servicing process and production-test systems that perform critical applications throughout the disk drive and disk drive component production processes. These systems contain a significant amount of proprietary software, sophisticated electronics, and high precision mechanics. As evidence of its technological leadership, the Company believes it was the first to market with systems incorporating numerous important new technologies, including (1) in 1993, the first testing system capable of accurately measuring the flying height of a read/write head below one microinch; (2) in 1995, the first disk (media) certifier with integrated optical defect scanning and also the first certifier with digital glide certification; (3) in 1996, the first family of quasi-static MR head testers to address each stage of the manufacturing process for the rapidly growing MR head market; and (4) in 1997, the first disk drive servowriter to incorporate non-contact, laser positioning technology. The Company currently holds 48 patents in the United States, with an additional 62 patent applications pending in the United States. The Company also holds a number of foreign patents and has filed a number of foreign patent applications.

  Largest World-Wide Installed Base of Systems. Based in part on published industry data, the Company believes it has the largest world-wide installed base of process and production-test systems serving the data storage industry. The Company believes it will be able to leverage this installed base when a turn around in the data storage industry occurs by selling these customers additional systems, as well as upgrades to existing systems to address rapidly changing industry requirements. The Company believes that such upgrades are becoming an increasingly important source of revenue for the Company.

  Focused Research and Development. In response to rapidly changing technical requirements in the data storage industry and to maintain its technological leadership, the Company is continually engaged in efforts to improve its systems and introduce innovative products and technologies. With approximately 140 engineers focused on research and development, the Company believes that it maintains the largest engineering group in the world focusing on technological solutions for data storage manufacturers. Moreover, in 1996, the Company formed an advanced research department focused exclusively on developing and procuring critical technologies for next-generation systems. In 1998, the Company invested approximately $33.3 million in its research and development efforts and expects to continue to devote significant resources toward maintaining its technological leadership.

  Extensive Global Infrastructure. In addition to its extensive sales and customer service and support infrastructure in the United States, since the beginning of 1996 the Company has established sales and customer service and support offices in Japan, South Korea, Singapore, Thailand and Malaysia. The Company believes that growth opportunities exist for sales of its systems to domestic and foreign-based customers for use in their manufacturing facilities located in Southeast Asia. Therefore, the Company currently has approximately 30 dedicated customer service and support engineers and technicians in Asia, which the Company believes is the largest foreign-based group of customer service and support personnel of any domestic supplier of process and production-test equipment to the data storage industry.

  Experienced Management Team With Significant Ownership. The Company's chairman and chief executive officer, John F. Schaefer joined the Company in November 1994. Working with Arthur J. Cormier, the founder and previous president of the Company, the Company assembled a group of experienced officers, middle managers and senior technologists. Mr. Cormier is currently serving as a director of and consultant to the Company. The Company's directors and officers and their respective affiliates beneficially owned approximately 89.4% of the Company's capital stock as of December 31, 1998.

  Demonstrated Ability to Integrate Acquisitions. In order to expand its operations and capitalize on the growing demand for process and production-test equipment for the data storage industry, since November 1994, the Company's management team has acquired seven specialized suppliers of process and production-test systems or technologies. The Company believes that it has successfully integrated each of these acquisitions into its operations.

Strategy

  The key elements of the Company's strategy are as follows:

  Maintain Leadership in Core Technologies. The Company intends to remain a technological leader in its markets by continuing to work with customers, academic institutions and independent third parties to identify emerging data storage technology trends early in the development process and contribute to the development of standards related to process and production-test for the data storage industry. Because the Company's systems are integral to its customers' manufacturing processes, the Company believes that it is well-positioned to utilize its research and development resources to partner with its customers in the development of next-generation products.

  Leverage Installed Base of Systems. The Company intends to leverage its installed base of systems by marketing new systems to existing customers and by continuing to develop and aggressively market system upgrade solutions in response to rapidly changing industry requirements. In addition, because data storage manufacturers are required to focus increasingly on their own core competencies, the Company believes that there is an opportunity to increase its sales by supplying certain process and production-test equipment to data storage manufacturers that currently develop such systems internally.

  Leverage and Expand Global Infrastructure. The Company believes that it will be able to leverage the significant investment it has made in establishing a sales and customer service and support infrastructure in Asia to capitalize on the increasing activity in the data storage industry in that region. As data storage manufacturers require equipment suppliers to support their increasingly global operations, the Company intends to continue to expand its world-wide service and support network.

  Pursue Complementary Acquisitions. As with many other industries, data storage manufacturers are increasingly attempting to rationalize their vendor bases. As a result, there has been an increasing trend toward consolidation of data storage equipment suppliers. The Company intends to continue to capitalize on this trend by completing complementary acquisitions of additional product lines, technologies and related businesses. The Company believes that its market leadership position and demonstrated ability to successfully integrate strategic acquisitions will continue to attract additional strategic opportunities.

Products

  The Company's process and production-test products are an integral part of the process of manufacturing disk drives, disks and read/write heads. The Company's products address the increasingly complex disk drive and disk drive component production processes and the constant pressure to improve manufacturing yields. The Company's products combine substantial proprietary technology, including extensive software, custom electronic componentry, micro-positioning systems, high-performance air bearing spindles, optical detectors, and various other internally designed probes required for detection and measurement, together with commercially available components such as high performance lasers, DC motors and optical encoders. The proprietary software incorporated into each of the Company's products enable real-time process and production-test capabilities without off-line processing. The Company believes that its proprietary software offers a competitive advantage due to its powerful signal processing and analysis capabilities, flexible user-interface, and adaptability to specific customer applications.

  The Company's products are categorized into four principal areas: (1) disk (media) process and production-test equipment; (2) read/write head production-test equipment; (3) disk drive process and production-test equipment; and (4) production automation equipment. The Company's products are predominantly used in an in-line production mode by the Company's customers. As such, the customers integrate the Company's products into their processes, using multiple variations of test protocols available on the systems. The Company's software facilitates this adaptation process and, accordingly, substantially all of the Company's products are semi-customized to satisfy each customer's unique product specifications and test requirements. The Company anticipates more extensive customization of its products in the future due to the increasing complexity of the technology and production processes for data storage devices. Therefore, the Company continually endeavors to enhance its products with new features and functionality. The Company has demonstrated the ability to provide required customizations and product upgrades in response to changes in data storage technology. With its substantial product development and research capability and commitment to maintaining close relationships with its customers, the Company believes it is well positioned to continue to provide cost-effective solutions to the rapidly changing data storage industry.

  The following tables include the Company's principal current products and products expected to be introduced during the first six months of 1999.

              Disk (Media) Process and Production-Test Equipment

           Product           Introduction Date          Applications
  -------------------------- ----------------- ------------------------------

  Media Certifiers
-----------------------------------------------------------------------------
  MG250                        February 1995   Burnishing (removes bumps and
  MC950                          June 1997     particles from the surface
  MG3500                       October 1998    of a finished disk)
  MG250APS                     January 1996    Optical Scanning ("APS" and
  MG250EPS                     January 1998    "EPS" Options optically scan
  MC950EPS                    September 1998   the surface of a finished disk
  MSA950                      September 1997   for defects that could damage
                                               the glide head)
                                               Glide Certification (verifies
                                               that the surface of a finished
                                               disk does not have protrusions
                                               in excess of certain specified
                                               limits)
                                               Media Certification (verifies
                                               that data can be written and
                                               read from a finished disk
                                               within certain specifications)
  Optical Inspection Systems
-----------------------------------------------------------------------------
  PS5000                      September 1997   Optical Scanning (scans for
  PS5100                         June 1998     defects on disk substrates
                                               and/or finished disks)

  Media Balance Tester
-----------------------------------------------------------------------------
  MB1000                       November 1996   Media Balancing (verifies that
                                               disk substrates or finished
                                               disks are in balance within
                                               required specifications)

                        Head Production-Test Equipment

            Product           Introduction Date          Applications
  --------------------------- ----------------- -----------------------------
  Quasi-static MR Head
  Testers
-----------------------------------------------------------------------------
  MRH(HGA-level Tester)        September 1995   Quasi-static MR Testing
  MRW(Wafer-level Tester)      September 1996   (conducts critical tests at
  MRS(Slider-level Tester)        June 1997     the wafer, bar, slider or HGA
  MRB(Bar-level Tester)        September 1997   level of MR head production,
  MRH-200                      September 1998   including resistance,
  MRS-200                      September 1998   amplitude, asymmetry and
                                                stability tests)
  HGA Resonance Tester
-----------------------------------------------------------------------------
  HRT-1                           June 1994     Mechanical Resonance Testing
  HRT-2                          April 1999     (tests HGA for mechanical
                                                resonance characteristics
                                                within required
                                                specifications)

  Flying Height Testers
-----------------------------------------------------------------------------
  DFHT II                      September 1995   Flying Height Testing
  DFHT III                      January 1998    (measures head to disk
  DFHT IV                       January 1999    spacing ("flying height")
  FH3000                          June 1996     under various dynamic test
  FH4000                       September 1996   conditions)

               Disk Drive Process and Production-Test Equipment

            Product           Introduction Date          Applications
  --------------------------- ----------------- -----------------------------
  Servowriters
-----------------------------------------------------------------------------
  HS5100                         March 1997     Servowriting Drives
  HS6100                       September 1997   (establishes reference tracks
  HS7000                       September 1997   on hard disk drives to
  HS7500                       September 1998   provide track/head position
                                                information essential to
                                                operation)
                                                Servowriting Media
                                                (establishes reference tracks
                                                on high capacity removable
                                                storage devices (cartridges),
                                                both floppy and hard disk, to
                                                provide track/head position
                                                information essential to
                                                operation)

                        Production Automation Equipment

            Product           Introduction Date          Applications
  --------------------------- ----------------- -----------------------------
  Automation
-----------------------------------------------------------------------------
  Media Certifier Workcell       August 1995    Production Media Handling
  Optical Inspection Workcell   October 1997    (provides automated handling
  Distributed Automation        November 1998   of disks with certifiers, and
                                                sorts disks into grades
                                                according to test results)


 Disk (Media) Process and Production-Test Equipment

  The Company's disk-related test and certification products are used in-line to test, certify and sort disks. The Company believes that its disk-related products were used to test over half of the approximately 405 million disks produced worldwide in 1998. The Company's customers also use these products to provide quality control and to develop new products. The Company's two media certifier product series and its optical inspection product perform one or more of the following functions: (1) burnishing -- removing bumps and particles from the surface of a finished disk; (2) optical scanning -- optically scanning the surface of a finished disk for defects that could damage the glide head; (3) glide certification -- verifying that the surface of a finished disk does not have protrusions in excess of certain specified limits; and (4) media certification -- verifying that data can be written and read from a finished disk within certain specifications. The Company's disk-related automation products provide automated handling of disks with certifiers, and sort disks into grades according to test results. The Company's media balance tester verifies that disk substrates or finished disks are in balance within required specifications.

  Designed to provide maximum throughput in high-volume, tightly controlled disk manufacturing environments, the Company's disk-related products are selected by Phase Metrics' customers to improve product yield, quality, and production throughput. Based in part on published industry data, the Company believes it has the largest installed base worldwide of disk production-test equipment with approximately 4,000 stations.

  MG3500, MG250 and MG250EPS Media Certifiers. The MG product series certifies disks to ensure that their magnetic integrity and physical properties meet the stringent requirements of disk drive manufacturers. The single spindle, spiral-type MG certifier incorporates the following functions: burnishing, optical scanning (optional), glide testing, and certifying finished disks. The MG3500 offers an innovative MR-capable spiral certification approach, which provides high process throughput. This MR-capable product is designed to perform over a wide range of disk test conditions while operating at test frequencies up to 100 MHz with low-glide technology to accommodate high areal density media. The MG3500 features a user-friendly interface, a fully programmable analog channel, and automatic internal calibration algorithm. The MG3500 incorporates pre-glide optical scanning of the disk, which reduces operating costs by increasing the useful life of the glide head used in the test process.

  MC950 and MC950EPS Media Certifiers. The recently introduced MC950 product series also certifies disks to ensure that their magnetic integrity and physical properties meet the stringent requirements of disk drive manufacturers. The MC950 incorporates two spindles and provides the functionality provided by the MG250. However, the MC950 uses the classic step-and-repeat technology for media certification favored by certain major customers, as opposed to the spiral certification approach employed by the MG250. The MC950EPS will incorporate pre-glide optical scanning of the disk, which will reduce operating costs by increasing the useful life of the glide head used in the test process.

  PS5100 Disk Inspection System. The PS5100 is an optical scanning system that scans for defects on disk substrates and/or finished disks. The PS5100 stand-alone system is used by hard disk drive, substrate and media manufacturers for failure analysis in both engineering and production environments. An automated workcell configuration provides in-line inspection to allow substrate or finished disk manufacturers to control and improve key process steps producing up to 500 disks per hour and resulting in higher production yields, output and product quality. The PS5100 has industry leading submicron-level defect detection capability and features a spiral scanning technique for high throughput.

  MB1000 Media Balance Tester. The MB1000 verifies that disk substrates or finished disks are in balance within required specifications. Increasing rotation speeds used in high-end disk drives combined with more disks per drive has tended to cause an increased sensitivity to media balance. The MB1000, which incorporates an advanced air bearing spindle and a design that facilitates fast disk loading and alignment, provides rapid pass/fail testing for adjustable balance criteria. Testing may be performed at both substrate as well as finished disk levels.

 Head Production-Test Equipment

  The Company's head testing products are used by leading disk drive head manufacturers in the development, design and testing of their products to improve manufacturing yields, product performance and reliability. The Company estimates, based on industry sources, approximately 776 million HGAs (head gimbal assemblies) were shipped in 1998, all of which required multiple tests for critical performance characteristics. The majority of head tests are completed "in-line," or during the head manufacturing process, and are completed on 100% of the heads produced. The Company believes that it is well positioned to benefit from this growing market by providing the following head production-test equipment: (1) flying height testers -- which measure head flying heights under various dynamic test conditions; (2) quasi-static MR testers -- which conduct critical tests at the wafer, bar, slider or HGA level of MR head production, including resistance, amplitude, asymmetry and stability tests; and (3) HGA resonance testers -- which test HGAs for mechanical resonance characteristics within required specifications.

  The maximum possible hard disk drive storage capacity is a function of the signal to noise ratio provided by the read/write head and media combination. Since head output increases exponentially as a function of the spacing between the disk and head, head to disk spacing, i.e., flying height, is the most critical head/disk interface parameter related to higher drive capacity. Lower flying heads provide greater areal density by permitting higher tracks per inch (tpi) on the disk and greater bit per inch (bpi) on each track. In 1993, the Company established market leadership in measuring flying height by providing the first flying height tester to accurately measure below one microinch. The Company's flying height testers have maintained their market leadership position and become the industry standard by providing the best gauge repeatability and accuracy available.

  Quasi-static MR and MR-200 Series Head Testers. The Company's quasi-static MR head testers include MRW (wafer-level tester), MRB (bar-level tester), MRS (slider-level tester), and MRH (HGA-level tester). They are designed to provide fast, accurate and repeatable testing of MR heads at multiple locations in the manufacturing process from the wafer to HGA levels. With new product production yields often below 50% in the MR head manufacturing process, the ability to test MR elements early in the manufacturing process to identify nonconforming products can result in significant cost savings. In product development, quasi-static MR head testers also assist in the design improvement process.

  HRT Resonance Tester. The HRT is a tester used by read/write head and suspension manufacturers and disk drive manufacturers to check and analyze the mechanical resonance characteristics of HGAs within required specifications. The HRT is designed for testing resonant frequencies of the head suspension to facilitate improved access times, and is capable of measuring mechanical resonance in a wide range of suspension types and heads. The HRT's removable HGA mounting blocks simplify setup and facilitate high throughput operation.

  DFHT IV and FH3000 Flying Height Testers. The DFHT IV flying height tester is the recognized disk drive industry standard for flying height testing with what the Company believes is the largest installed base in the industry. Flying height requirements continue to be reduced which requires constant improvements in flying height measurement technology. Featuring the Company's patented dynamic interferometry technology, the DFHT IV provides accurate, repeatable and correlatable flying height test measurements of both MR and inductive heads below one microinch in both engineering and production applications. The DFHT IV product is used by read/write head manufacturers in HGA production and product development; hard disk drive manufacturers for research, product development and incoming quality assurance; media manufacturers to check glide head performance and special head manufacturers for product development and in-line testing in manufacturing.

  FH4000 Flying Height Tester. The FH4000 flying height tester utilizes the same technology as the DFHT IV with the addition of altitude chamber technology, which addresses the difficult task of measuring flying height at different atmospheric pressures to simulate altitude changes. Since altitude can have a significant effect on flying height, this critical product provides the Company's customers with a method of analyzing altitude effects on flying height.

 Disk Drive Process and Production-Test Equipment

  All hard disk drives and high capacity removable cartridges require servowriting, a process whereby precision servowriting equipment establishes reference tracks on disk drives to provide track/head position information essential to operation. Until servo tracks are written, hard disk drives and high capacity removable cartridges are not functional. Therefore, the servowriter is a critical in-line process tool for completing drives and cartridges. Historically, larger disk drive manufacturers produced their own servowriters due to the critical nature of this equipment and the lack of adequate outside sources for servowriting systems.

  As disk drive capacities continue to increase, the track density on disk drives also continues to increase. The Company's research and development efforts are designed to keep pace with this trend. Since servowriters represent a sizable capital investment for disk drive manufacturers, there is significant value placed on flexibility (ability to support multiple drive programs), and upgradeability (ability to change the core positioning technology to keep pace with increasing TPI requirements). The Company's family of hard disk drive servowriters provide industry leading capabilities in both of these areas. Servowriting is also a critical function in the manufacture of high-capacity floppy disks and high-capacity removable storage cartridges. The Company is the leading supplier of servowriters to manufacturers in this growing segment of the data storage market.

  HS5100 Servowriter. The HS5100 servowriter is designed for conventional hard disk drives. The HS5100 incorporates optical encoder based positioning to 15,000 tracks per inch for higher accuracy and increased reliability. The HS5100 is fully compatible with MR technology, utilizes a small footprint, minimizing cleanroom capital costs, and has been designed for high throughput and yield.

  HS6100 Servowriter. The HS6100 servowriter is designed for high capacity, removable-disk storage devices and single disk servowriting. The HS6100 combines the features of the HS5100 with an advanced air bearing spindle with rotating speeds up to 13,000 r.p.m. for high precision spinning of the disk during the servowriting operation. The HS6100 also employs customized fixturing for cartridges and disks to accommodate the various emerging standards in this growing segment of the data storage market.

  HS7000 and HS7500 Servowriters. The HS7000 servowriter is designed for conventional hard disk drives and is suited for very high track density servowriting up to 20,000 tracks per inch and servo operating frequencies up to 100 MHz. The HS7000 utilizes advanced laser diode detection and positioning technology with optical encoders. Incorporating recently introduced, non-contact, dual servo positioning systems to eliminate contact with the drive arm, this product has been designed for high throughput and product yield and, with the March 1998 introduction of the HS7500, the option to utilize the system outside the cleanroom environment. The HS7000 and HS7500 are fully compatible with MR head technology.

 Production Automation Equipment

  The Company's automation workcells are sold with the disk production-test equipment. Disk manufacturers demand automated handling of disks to meet requirements for throughput, quality control, cleanliness, and process feedback. The Company's workcells provide the disk manufacturers with the ability to automatically sort product (disks) by different performance criteria for their different customers. High throughput, flexibility, and statistical process control features combine to provide low overall costs and high quality control.

  Media Certifier Workcell. These automated disk handling systems offer seamless workcell integration of the Company's MG3500 and MC950 disk test products. With advanced disk handling tools and process management and control software, the Company's media test workcells have the highest manufacturing throughput available. Although workcell output is a function of the product being tested and the test set-up file being used, typical MC950 and MG3500 workcells can test and sort between 3,500 and 5,000 disks per day.

  Optical Inspection Workcell. The Optical Inspection Workcell incorporates most of the certifier workcell technology, but involves different mechanical interfaces (end effectors) and software to facilitate optical testing versus certification. Throughput levels of up to 500 disks per hour are achievable.

Customers, Marketing and Sales

  The Company sells its products to virtually every major disk drive, disk and read/write head manufacturer in the world. The following table sets forth certain of the Company's customers during the past two years:


  Disk Drive Systems                    Disk Systems                Read/Write Head Systems               Automation
  ------------------                    ------------                -----------------------               ----------
Fuji Photo Film Company, Ltd.      HMT Technology Corporation      Applied Magnetics Corporation    HMT Technology Corporation
Iomega Corporation                 HOYA Corporation                DAS Devices                      HOYA Corporation
Sony Corporation                   Komag, Incorporated             Fujitsu Limited                  Seagate Technology, Inc.
NEC Corporation                    MaxMedia Division,              Headway                          Trace Storage Technology
Samsung Electronics Company, Ltd.  Hyundai Electronics America     International Business              USA Corporation
                                   Seagate Technology, Inc.          Machines Corporation           Western Digital Corporation
                                   Trace Storage Technology        Mitsumi Electronic Co., Ltd.
                                     USA Corporation               Quantum Corporation
                                   Western Digital Corporation     Read-Rite Corporation
                                                                   SAE Magnetics (H.K.) Ltd.

  There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 45.0%, 51.0% and 50.0% of the Company's net sales in 1996, 1997 and 1998, respectively, were derived from sales to its three largest customers in each of those periods. Even though the Company's customer mix will likely change from period to period in the future, Seagate Technology, Inc. ("Seagate"), Komag, Incorporated ("Komag"), HMT Technology Corporation ("HMT") and Trace Storage Technology USA Corporation ("Trace") have historically accounted for a significant portion of its net sales. For 1996, 1997 and 1998, Seagate accounted for 19.0%, 18.0% and 17.1%, respectively, of net sales; Komag accounted for 14.5%, 15.9% and 4.8%, respectively, of net sales; HMT accounted for 5.2%, 17.1% and 16.3%, respectively, of net sales; and Trace accounted for 11.5%, 4.4% and 1.2%, respectively, of net sales. For 1998, Western Digital Corporation accounted for 16.6% of net sales. If net sales to these or any of its other significant customers were to decrease in any material amount in the future, the Company's business, operating results and financial condition would be materially adversely affected.

  A substantial majority of the Company's sales are repeat sales to long-standing customers in the data storage industry. Usually, multiple units are purchased with automation as a customer either completes a major fabrication facility or upgrades an existing installed base of the Company's products. In most instances, the decision to purchase the Company's products is based on the customers' comparisons of multiple performance measures, including specifications, throughput, product yield, compatibility to the existing installed base and overall cost of the Company's product in the process. The purchases often involve large purchase orders, against which the customers authorize shipment releases. The substantial majority of the Company's machines sell for between $100,000 and $200,000 per unit, with an average per unit price of approximately $130,000. Products are often purchased in multiple units with automation, known as work cells.

  The Company has no long-term contracts with any of its customers. The Company's customers often submit master purchase orders against which they "release" specific product orders from time to time, often with little lead time. Any cancellation, reduction, rescheduling or significant delay of orders from significant customers could have a material adverse effect on the Company's business, operating results and financial condition. Each of the Company's customers has some unique product specification requirements which requires the Company to provide semi-customized products. As a result, per unit sales prices for the Company's products will generally vary by customer and sales order. If development or service costs with respect to the customization work are underestimated, there could be an adverse impact on the Company's gross profits. In addition, the Company's products often require post-installation, on-site customization and integration in order to tailor products to customer specifications. Revenue and corresponding expenses for such post-installation services is recognized in the period such services are provided. Inaccurate estimation of such on-site service costs could have a material adverse impact on the Company's business, operating results and financial condition.

  The Company sells its products primarily through its direct sales force. The sales process for the Company's systems focuses on responding to each customer's specific needs. As a result, the selling process for the Company's products is often a multi-level, long-term process involving individuals from marketing, engineering, operations, customer service and senior management. The Company's other sales and marketing activities include participating in trade shows, publishing articles in trade journals, presenting at technical meetings and conferences, participating in industry trade groups and consortiums and distributing promotional literature.

  In 1996, 1997 and 1998, the Company's export sales to unaffiliated customers constituted approximately 57.0%, 49.0% and 49.0%, respectively, of net sales for such periods. The export sales were primarily to domestic data storage companies with major production facilities located in Singapore, Malaysia and other parts of Asia. Even though the Company exports a majority of its products, the purchasing decision for such sales is usually made by purchasing personnel located in the United States. The Company's direct sales staff focuses on these types of sales as well as all of the Company's sales in the United States. In Japan, Southeast Asia, China and South Korea, the Company sells its products directly through its wholly-owned subsidiaries. The Company expects that export sales will continue to represent a significant portion of its net sales in the foreseeable future. See "Risk Factors -- Our International Operations are Subject to Inherent Risks."

Customer Service and Support

  As of February 28, 1999, the Company had a world-wide customer service and support staff of 54 persons, consisting of applications engineers, service engineers and technicians. The Company believes that providing highly responsive, uninterrupted, world-wide customer service and support is essential to providing value-added solutions for its customers. The Company's commitment to world-wide customer support and service is evidenced by its sales and customer support offices in South Korea, Japan, Singapore, Malaysia and Thailand.

  The Company has structured its direct service and support operations into distinct service units based on its product lines. Each of these units offers product installation, on-going process support, emergency system repair, internal training programs, external customer training, documentation and formation of customer user groups. In general, the Company provides a 90-day to one-year warranty on all equipment it sells, depending on the sales contract and geographic location of the sale.

Backlog

  The Company's sales have historically been made pursuant to purchase orders rather than long-term contracts. These purchase orders are generally subject to cancellation, modification, quantity reductions or rescheduling on short notice and with little or no penalty. Certain of the Company's customers have recently begun to submit master purchase orders to the Company against which they "release" specific product orders from time to time, often with little lead time between the order date and the expected shipment date. The Company's backlog of purchase orders requesting delivery in the following quarter was approximately $4.6 million as of February 28, 1999. The Company does not believe its backlog as of any particular date is indicative of sales or operating results for any future period.

Competition

  The disk drive process and production-test equipment industry is highly competitive. The Company believes that the most important competitive factors in its industry are technological innovation; equipment reliability, throughput and uptime; customer service and support and cost of ownership. The Company believes it competes favorably with respect to each of these factors. In each of the Company's product lines, the Company faces substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources than the Company. For example, the Company faces competition from Zyratex, General Disk and Hitachi DECO for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Integral Solutions International for quasi-static MR head testers; Koyo Precision Instruments, Inc. and Zygo Corporation for flying height testers and Technistar for automation technology. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. The Company also experiences competition world-wide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO, a subsidiary of Hitachi, Limited, has substantially greater financial, technical, marketing, manufacturing, research and development and other resources than the Company. The Company also experiences competition from other full-line and partial-line manufacturers of process and production-test equipment. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to the Company's products or that new competitors will not enter the Company's markets.

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

  The Company believes that its future success will be dependent, in part, upon its ability to compete successfully in the Japanese, South Korean and Southeast Asian markets. The Company's largest competitor, Hitachi DECO, is headquartered in Japan which gives it a competitive advantage over the Company in that market to the extent buying decisions are influenced by its local presence. In addition, the Company's ability to compete in Japan, South Korea and Southeast Asia in the future is dependent upon continuing free trade between these countries and the United States, the continuing ability of the Company to develop in a timely manner products that meet the technical requirements of its foreign customers and the continuing ability of the Company to develop and maintain satisfactory relationships with leading companies in the data storage industry in these areas. Moreover, the Company's sales in these areas will be affected by the overall economies of Japan, South Korea and Southeast Asia.

  In addition to the competition the Company faces from other merchant manufacturers of process and production-test equipment, most of the Company's customers develop at least a portion of their own process and production-test equipment needs internally, especially servowriters and read/write head test equipment. Accordingly, the Company must compete against the internal development efforts of this captive market. Manufacturers within this captive market are often reluctant to change their production lines to incorporate merchant supplied process and production-test technology. Moreover, it is possible that with the rapid changes in data storage technology, the development of new process and production-test equipment will be so closely linked to the Company's customers' product development cycles that certain customers and potential customers will find it more efficient to fulfill their own process and production-testing equipment needs internally, thereby placing the Company at a competitive disadvantage.

Research and Development

  The market for process and production-test equipment is characterized by rapid technological changes and product innovation. The Company continually endeavors to understand how changing data storage technology will impact its customers' requirements for process and production-test equipment in the future. The Company encourages its customers to work closely with its product development and research personnel during the development cycle of new and enhanced data storage products. In 1996, the Company formed an advanced research department which is responsible for working with the Company's customers, academic institutions and independent third parties to (1) identify emerging data storage technology trends early in the development process, (2) identify and develop new core technologies for the Company's systems and (3) contribute to the development of process and production-test standards for the data storage industry. The Company believes that continued and timely development of new products and enhancements to its existing products are necessary to maintain its competitive position. As of February 28, 1999 the Company employed a total of approximately 140 degreed engineers focused on product development and research. Research and development expenses were approximately $31.1 million, $43.6 million and $33.3 million for 1996, 1997 and 1998, respectively. The Company anticipates that it will continue to devote a significant amount of financial resources to product development and research for the foreseeable future.

Manufacturing

  The Company conducts its manufacturing activities at its facilities in San Diego, Fremont and Hayward, California. The Company's principal manufacturing activities consist of quality assurance and assembling of components designed and developed by the Company as well as other components and subassemblies which are acquired from third party suppliers and then integrated into the Company's finished products. Most of these components, including substantially all of the electronic circuit boards and optical componentry incorporated into the Company's systems, are made to the Company's exacting specifications.

  The Company's manufacturing strategy is to produce high precision, technologically advanced, reliable products and replacement parts. To achieve these goals, the Company must continually adjust to changes in technology. As a result, the Company focuses on the engineering/manufacturing interface in its product development efforts. The Company also continuously seeks to improve its materials procurement and control processes to increase throughput and reduce inventory levels. The Company enhanced its fully integrated computer system for all materials procurement and control functions. The Company also continues to consolidate its supplier base and increase its utilization of third-party outsourcing arrangements for certain subassembly and performance test functions. Such outsourcing arrangements provide for just-in-time delivery when possible.

  In order to meet customer delivery requirements, the Company is working to reduce the time required to manufacture its products. However, due to periodic increases in the Company's backlog, technological advances that must be incorporated into the Company's products, customization issues and other reasons, the average time between order and shipment of the Company's products may increase in the future. The Company's ability to quickly increase its manufacturing capacity could be limited given (1) the complexity of the manufacturing process, especially if the Company is partially customizing its products to its customers' specifications; (2) the lengthy lead times necessary to obtain critical components and (3) the need for highly skilled personnel.

  In certain instances the Company relies on a single source or a limited group of suppliers for certain components and subassemblies used in its products. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have a material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers. In addition, long lead times are often required to obtain critical components and subassemblies used in certain of the Company's products from these and other suppliers which could impede the Company's ability to quickly respond to changes in demand and product specifications.

Intellectual Property and Proprietary Rights

  The Company believes that due to the rapid pace of innovation within the data storage industry in general, the Company's protection of patent and other intellectual property rights is less important than factors such as its technological expertise, product innovation, the Company's installed base, the marketing ability of its sales force and the ability to provide world-wide support and service to its customers. The Company does attempt, however, to protect its intellectual property rights through patents, copyrights, trade secrets and other measures.

  The Company currently holds 48 United States patents and has applied for 62 additional patents in the United States. The Company also holds a number of foreign patents and has filed a number of foreign patent applications. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. Moreover, there can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, operating results and financial condition.

  Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future. Any such claims, with or without merit, could divert the attention of management, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. If infringement were established, the Company could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, there can be no assurance that a third party's product, if infringing on the Company's proprietary rights, may be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Employees

  As of February 28, 1999, the Company had 397 full-time employees, including 141 in product development and research, 123 in manufacturing, 29 in sales and marketing, 54 in service and support, and 50 in finance, information systems and administration activities. Many of the Company's employees have specialized skills of significant value to the Company, and the Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. The Company believes that attracting and motivating skilled technical personnel is vital to its success and there can be no assurance that the Company will be successful in retaining or recruiting these and other key personnel. No employee is represented by a union or covered by a collective bargaining agreement, and the Company has not had a work stoppage or strike. The Company considers its employee relations to be good.

Recent Operating Results

  Based on information available as of the date of this filing, the Company currently expects to report a significant decline in net sales and a substantial net loss for the first quarter of 1999. The Company expects that its net sales for the first quarter of 1999 will be between $10 million and $12 million, compared to net sales of $32.5 million in the first quarter of 1998 and net sales of $18.7 million in the fourth quarter of 1998. The Company attributes these decreases to the continued weakness in demand for its products due to the severe downturn in the data storage industry over the past several quarters.

BACKGROUND REGARDING SALE OF 10 3/4% SENIOR NOTES

  The Company sold an aggregate of $110 million principal amount of 10 3/4% Senior Notes due 2005 (the "Notes") on January 30, 1998 (the "Original Note Offering"). The Notes were issued under an Indenture dated January 30, 1998 (the "Indenture"). After the Original Note Offering, we were required to exchange the Notes issued in the Original Note Offering for notes that were publicly registered. In November 1998, we complied with our obligations to exchange the Notes. The Notes bear interest from January 30, 1998, at a rate equal to 10 3/4% per annum. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. The Notes are redeemable at our option, in whole or in part, at any time on or after February 1, 2002, at redemption prices previously determined, plus accrued and unpaid interest and liquidated damages, if any.

RISK FACTORS

  You should consider carefully the following risks in your evaluation of us and the Notes. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occurs, our business, operating results or financial condition would likely suffer. In such case, the value of the Notes could decline, and you may lose all or part of the money you paid to buy the Notes.

We Have a Substantial Amount of Indebtedness

  At December 31, 1998, we had indebtedness of $116.6 million. Subject to certain limitations, we may also incur additional indebtedness in the future under the terms of the Indenture related to the Notes.

  Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness (including the Notes), and to fund our operations, including planned capital expenditures and research and development expenses, depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in the data storage industry as well as general economic, financial, competitive and other factors that are beyond our control. For the years ended December 31, 1996, 1997 and 1998, earnings were inadequate to cover fixed charges by $24.8 million, $14.7 million, and $69.8 million, respectively.

  Over the past several quarters, the data storage industry and the production and process-test equipment industry have been experiencing significant weakness in demand for products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may continue to result in, the deferral or cancellation of orders for our products. Delays or declines in product orders have had a material adverse effect on our operating results and financial condition over the last several quarters and fluctuations in demand for our products are expected to continue for the foreseeable future. As a result of the ongoing significant downturn in the data storage industry, we experienced a net loss of $76.9 million for 1998. We cannot be certain that our business will generate adequate cash flow or that any growth can be achieved under current or future market conditions. If we are unable to generate sufficient cash flow from operations to pay our debts and operate our business, including making necessary capital expenditures, we may be required to refinance all or a portion of our existing debt, including the Notes, to sell assets or to obtain additional financing. We cannot be certain that any such action would be accomplished on acceptable terms.

  Our high level of debt will have several important effects on our future operations, including, but not limited to:

  . making it more difficult for us to satisfy our obligations with respect to the Notes;

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements;

  . requiring a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other operating needs and uses; and

  . limiting our flexibility in planning for, or reacting to, changes in our business.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Existing Financing Covenants Restrict our Operations

  The Indenture related to the Notes contains a number of covenants that significantly restrict our operations, such as our ability to:

  . incur indebtedness;

  . make prepayments of certain indebtedness;

  . pay dividends;

  . make investments;

  . engage in transactions with stockholders and affiliates;

  . create liens;

  . sell assets; and

  . engage in mergers and other consolidations.

  We cannot be certain that we will be able to comply with such covenants or restrictions in the future. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic and financial conditions and general conditions in the data storage industry.

The Right of the Holders of the Notes to Receive Payments is Junior to Certain Other Existing and Future Indebtedness

  As of December 31, 1998, the Notes and the Note Guarantees were effectively subordinated to approximately $3.1 million of secured indebtedness under our capital lease obligations.

  If we incur any additional senior indebtedness in the future that is not subordinated to the indebtedness outstanding under the Notes, even if such indebtedness were not secured, the holder of such debt would be entitled to share ratably with the holders of the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business. This may have the effect of reducing the amount of proceeds available to pay to holders of the Notes upon the occurrence of any such events.

  Our Non-Guarantor Subsidiaries have not guaranteed our obligations under the Notes. As of and for the years ended December 31, 1997 and 1998, the operating results and assets of the Non-Guarantor Subsidiaries, individually and in the aggregate, were not material to our results of operations and assets on a consolidated basis, net of intercompany eliminations. See Note 14 of Notes to Consolidated Financial Statements. The total assets, total liabilities, net sales and net income (loss) of the Non-Guarantor Subsidiaries as a percentage of our consolidated total assets, total liabilities, net sales and net income
(loss) as of and for the year ended December 31, 1997 were 3.1%, 0.4%, 1.6% and 10.1%, respectively, and as of and for the year ended December 31, 1998, were 6.7%, 0.5%, 11.1% and 0.0%, respectively.

We Have Experienced Significant Losses

  We had net losses of approximately $12.0 million, $5.5 million and $76.9 million for 1996, 1997 and 1998, respectively. Such losses and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $103.3 million as of December 31, 1998. In addition, we used cash for operating activities of approximately $21.4 million, $6.4 million and $12.0 million for 1996, 1997 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Operating Results are Subject to Wide Variations

  In the past, we have experienced wide fluctuations in our quarterly and annual operating results and have experienced net losses for the past several quarters. We may continue to experience net losses and fluctuations in our business due to a number of factors, not all of which are in our control. These factors include, without limitation, the following:

  . the continuing downturn in the data storage industry;

  . the size, timing and rescheduling or cancellation of orders from, and shipments to, major customers;

  . the timing of introductions of our new products and product enhancements or our competitors' introduction of such products;

  . our ability to develop, introduce and market new, technologically advanced products;

  . the cyclicality of the data storage industry;

  . the rescheduling or cancellation of capital expenditures by our customers;

  . variations in our customer base and product mix;

  . the level of any of our significant volume pricing discounts;

  . the availability and cost of key production materials and components;

  . our ability to effectively manage our inventory and control costs;

  . the financial stability of our major customers;

  . personnel changes;

  . expenses associated with acquisitions;

  . restructurings;

  . fluctuations in amortization and write-downs of intangible assets; and

  . foreign currency exchange rate fluctuations and general economic factors in the United States and certain foreign countries, including Japan, South Korea, Singapore, Malaysia and other parts of Southeast Asia.

  The data storage industry is currently experiencing a significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity in manufacturing operations. Such adverse market conditions have existed for numerous quarters and have resulted in the rescheduling or cancellation of specific orders by several of our major customers and has had a material adverse effect on our business, operating results and financial condition. This downturn in the data storage industry will likely continue for several quarters, and, as a result, we expect order delays and reschedulings to occur in the future. As a result, we expect current industry conditions to continue to have a material adverse effect on our operating results for the foreseeable future.

  We had net sales of $190.8 million in 1996 compared to $184.7 million in 1997 and $105.0 million in 1998. We had EBITDA (as described in Footnote 5 in "Selected Consolidated Financial Data") of $21.6 million in

1996 compared to $24.1 million in 1997 and ($40.3) million in 1998. Cash used for operating activities was $6.4 million for 1997 and $12.0 million for 1998. Period to period fluctuations in operations impacting these amounts were the net losses for 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997. Cash used for operating activities decreased from $21.4 million in 1996 to $6.4 million in 1997 due to a smaller net loss, smaller increases year over year in deferred income taxes, inventories and income taxes receivable and a decrease in prepaid expenses and other assets, offset by decreases in depreciation, amortization and write-downs of intangible assets, purchased in-process research and development, an increase in accounts receivable and larger decreases year over year in accounts payable and customer deposits, accrued expenses and other liabilities. The net loss of $5.5 million for 1997 increased to a net loss of $76.9 million for 1998. These decreases were primarily due to decreased net sales, lower gross profit margins, the restructuring charges, the settlement charge, increased interest expense and the extraordinary loss partially offset by decreases in research and development and selling, general and administrative expenses. A net loss of $12.0 million in 1996 decreased to a net loss of $5.5 million in 1997 due primarily to decreases in amortization and write-downs of intangible assets and purchased in-process research and development expenses, partially offset by increases in research and development and interest expense. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our business, operating results and financial condition have been adversely and materially affected by a significant downturn in the data storage industry and reduced or delayed capital equipment expenditures by data storage companies. In light of these circumstances, and our expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, we implemented a restructuring of our operations (the "June Restructuring"). The June Restructuring included a workforce reduction of approximately 115 employees (15% of our workforce at the time), relocation and consolidation of much of our Concord, California operation to the Fremont, California facility, and the sale and partial leaseback of our San Diego, California facility and real property. On November 2, 1998, due to the continued weakness in the data storage industry, we implemented a second restructuring (the "November Restructuring") which included a workforce reduction of approximately 60 employees (10% of our workforce at that time), and a reduction and consolidation of facilities at our Fremont, California location. While we believe our cost-cutting measures are appropriate given our current and anticipated levels of net sales, we cannot be certain that such measures will be sufficient or that additional cost-cutting measures will not be necessary in the future. Moreover, the June and November Restructurings or future cost-cutting measures may have a material adverse effect on our ability to increase our net sales or service our debt.

  In connection with the negative impact that the downturn in the data storage industry had on our operations, in 1998, we recorded a $19.8 million charge to cost of sales to write down excess and obsolete inventory, $4.2 million in restructuring charges related to the June and November Restructurings, as well as $9.0 million of tax expense related to the recording of a valuation allowance against our entire net deferred tax asset balance.

  Quarterly results in the future may fluctuate due to the factors discussed above or other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on and Cyclicality of Data Storage Industry

  Our business depends almost entirely upon capital expenditures by our customers, which in turn depend upon market demand for their products. Our industry is cyclical and historically has experienced varying growth rates and periods of oversupply like the one currently being experienced causing higher than anticipated inventory levels and intense price competition. The data storage industry is currently experiencing one of its most severe and prolonged downturns with continuing weakness in demand for products, intense competition, significant price erosion and overcapacity. As a result of this downturn, there is significantly reduced demand for our products. The current downturn in the disk storage industry generally, and the slowdown in our customers' orders in the last several quarters has had a material adverse effect on our business, operating results and financial condition. It is likely that this downturn in our market will continue for the foreseeable future and, as a result, our customers will likely continue to delay or cancel orders for our products and our business, operating results and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Had to Restructure Operations and May Have to Again in the Future

  In light of the continued downturn in the data storage industry, and our expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, we announced the June Restructuring, which included a workforce reduction of approximately 115 employees (15% of our workforce at the time), relocation and consolidation of much of our Concord, California operation to our Fremont, California facility, and the sale and partial leaseback of our San Diego, California facility and real property. In the second quarter of 1998, we recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge were $0.9 million for employee severance costs, and $2.0 million in asset impairment related to assets obsoleted due to restructuring activities. As of December 31, 1998, all termination benefits had been paid to affected employees. Relocation of the Concord operation was complete at December 31, 1998. Period costs incurred in connection with these activities were not significant.

  In connection with the impact of the industry downturn on our operations in 1998 we recorded a $19.8 million charge to cost of sales to write-off excess and obsolete inventory. Also in 1998, we recorded $9.0 million of income tax expense related to the recording of a valuation allowance against our entire deferred tax asset balance. Such charge was taken due to factors which give rise to uncertainty as to whether the deferred tax asset is realizable, including the lack of history of consistent earnings and the significant losses in 1998.

  Due to the continued downturn in the data storage industry, on November 2, 1998, we announced the November Restructuring, which included a workforce reduction of approximately 60 employees (10% of our workforce at the time), and a reduction and consolidation of facilities at our Fremont, California location. In the fourth quarter of 1998, we recorded a charge of $1.1 million related to the November Restructuring. The significant components of the restructuring charge were $0.3 million for employee severance costs and $0.6 million for asset impairment related to assets obsoleted due to the restructuring activities. While the Company believes its cost-cutting measures are appropriate given the Company's current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the June Restructuring, the November Restructuring or future cost-cutting measures will not have a material adverse effect on the Company's ability to increase its net sales.

We May Not Be Able to Adapt to Rapid Technological Change

  Rapid technological changes and evolving industry standards characterize the data storage industry. Our customers frequently introduce new products and enhancements, with relatively short product life cycles, typically between nine and 18 months. In addition, our customers often develop multiple products simultaneously, such that new products could be introduced as frequently as every three months. Our customers' new product introductions typically result in new technological challenges for us, both with respect to our installed base and with respect to our next generation products. As a result, we must continue to enhance our existing products and develop and manufacture new products with improved capabilities. These technological changes require us to make substantial investments in research and development. Although we continually develop new products, there can be no assurance that we will be able to accurately anticipate technological advances in the disk drive market and develop products incorporating such advances in a timely manner or at all. Our failure to develop, manufacture and market new or enhanced products, would have a material adverse effect on our business, operating results and financial condition. In addition, we are highly dependent on our close working relationships with our key customers to advance our technologies. The termination of any one of these key relationships could have a material adverse effect on our ability to anticipate and develop necessary technological changes to our products.

  Our customers are constantly striving to improve their production processes, including improving the manufacturing of substrates, the deposition of material on the substrate, the finish processing of magnetic media, and head fabrication. If our customers modify their own design and internal production processes without our products, demand for our equipment would likely decline. Further, unless we are able to effectively respond to such changes, manufacturing process changes for disk drives, disks and read/write heads could also have a material adverse effect on our business, operating results and financial condition.

  Future technological innovations may reduce demand for disk drives. Competing technologies to disk drive based data storage exist, including solid state memory (flash memory), tape memory and re-writable optical technology (CD and DVD technology). Although the current core technology for rotating magnetic disk drive data storage has been the predominant technology in the industry for many years, it is likely that some day this technology will be replaced by an alternate technology. Our products may not be adaptable to any successor technology. Our business, operating results and financial condition could be materially adversely affected by any significant migration toward technology that would replace disk drives as a computer data storage medium.

We Depend on a Small Number of Customers

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 45.0%, 51.0% and 50.0% of our net sales in 1996, 1997 and 1998, respectively, were derived from sales to our three largest customers in each of those periods. Even though our customer mix will likely change from period to period in the future, Seagate, Komag, HMT and Trace have historically accounted for a significant portion of our net sales. For 1996, 1997 and 1998, Seagate accounted for 19.0%, 18.0% and 17.1%, respectively, of net sales; Komag accounted for 14.5%, 15.9% and 4.8%, respectively, of net sales; HMT accounted for 5.2%, 17.1% and 16.3%, respectively, of net sales; and Trace accounted for 11.5%, 4.4% and 1.2%, respectively, of net sales. For 1998, Western Digital Corporation accounted for 16.6% of net sales. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

  In general, we do not enter into long-term purchase agreements with our customers. If completed orders are not replaced on a timely basis by new orders from the same or other customers, our net sales would be materially adversely affected. In addition, the following could have a material adverse effect on our business, operating results and financial condition:

  . the loss of a key customer;

  . any reduction, cancellation or rescheduling of an order from any key customer, including reductions, delays or cancellations due to customer departures from recent buying patterns; and

  . economic or competitive conditions in our industry.

  Any failure to collect or delay in collecting receivables could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  There has been a trend toward consolidation in the disk drive industry and we expect this trend to continue. Some of our customers have been, and may continue to be acquired by competitors, causing further consolidation. Previous acquisitions in the disk drive industry have often caused the purchasing departments of the combined companies to reevaluate their purchasing decisions. Such acquisitions may result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a rescheduling or cancellation of orders previously made by a customer. Moreover, acquisitions involving existing customers may cause the concentration of our customer revenues to increase thereby increasing our dependence on fewer customers.

We Have a High Risk of Inventory Obsolescence

  Due to the cyclical nature of and rapid technological change in our industry, our inventory is subject to substantial risk of obsolescence. To address these risks, we monitor our inventories on a periodic basis and provide inventory write-downs intended to cover these risks. Despite our precautions, we may be required to take significant inventory charges which, in turn, could materially and adversely affect our business, operating results and financial condition due to the following:

  . our dependence on a few customers and a limited number of product programs for each customer;

  . the magnitude of our commitment to support our customers' programs;

  . our limited remedies in the event a customer cancels or materially reduces one or more product orders; and

  . the possibility that a customer may experience financial difficulties.

  The significant downturn in the data storage industry negatively impacted our operations, and in 1998, we recorded a $19.8 million charge to cost of sales to write down excess and obsolete inventory. We may be required to take additional inventory write-downs in the future due to our inability to obtain necessary product acceptance, or due to further cancellations by customers.

Our Industry is Highly Competitive

  The disk drive process and production-test equipment industry is highly competitive. In each of our product lines, we face substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources. For example, we face competition from Zyratex, General Disk and Hitachi DECO for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Integral Solutions International for quasi-static MR head testers; Koyo Precision Instruments, Inc. and Zygo Corporation for flying height testers, and Technistar for automation technology. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. We experience intense competition world-wide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO has substantially greater financial, technical, marketing, manufacturing, research and development and other resources. We also experience competition from other full-line and partial-line manufacturers of process and production-test equipment. Our competitors may develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to our products, or new competitors may enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and equipment prices based on foreign currencies. Accordingly, currency fluctuations could cause our dollar-priced products to be less competitive than our competitors' products priced in other currencies.

  Many of our competitors are investing heavily in the development of new and enhanced products aimed at applications currently addressed by our products. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures often necessitate price reductions which can adversely affect operating results. We will be required to make significant investments in product development and research, sales and marketing and ongoing customer service and support to remain competitive. We cannot be certain that we will have sufficient resources to continue to make such investments or that we will be able to achieve the technological advances necessary to maintain our competitive position.

  We believe that our future success will be dependent, in part, upon our ability to compete successfully in the Japanese, South Korean and Southeast Asian markets. Our largest competitor, Hitachi DECO, is headquartered in Japan which gives it a competitive advantage in that market to the extent buying decisions are influenced by Hitachi DECO's local presence. In addition, our ability to compete in Japan, South Korea and Southeast Asia in the future is dependent upon continuing free trade between these countries and the United States, our continuing ability to develop in a timely manner products that meet the technical requirements of our foreign customers and our continuing ability to develop and maintain satisfactory relationships with leading companies in our industry in these areas. Moreover, our sales in these areas will be affected by the overall economies of Japan, South Korea and Southeast Asia. To the extent that recent economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of our customers or potential customers in affected regions, then such economic troubles have also negatively impacted our operations. With respect to existing customers, we do not believe that such Asian economic troubles have had a significant impact on our operations. With respect to potential customers, we are unable to quantify the impact that such Asian economic troubles will have on our operations.

  In addition to the competition from our competitors, most of our customers develop at least a portion of their own process and production-test equipment needs internally, especially servowriters and read/write head test equipment. Accordingly, we must compete against the internal development efforts of this captive market. Manufacturers within this captive market are often reluctant to change their production lines to incorporate merchant-supplied process and production-test technology. Moreover, rapid changes in data storage technology, and the development of new process and production-test equipment may be so closely linked to our customers' product development cycles that certain customers and potential customers will find it more efficient to develop their own process and production-testing equipment needs internally, thereby placing us at a competitive disadvantage.

  Because of the foregoing competitive factors, we may not be able to compete successfully in the future. Increased competitive pressure could cause us to lower our prices which would have an adverse effect on our business, financial condition and results of operations.

We Sell a Small Number of Products

  We derive revenues primarily from sales of our process and production-test systems and parts for such systems. Our products can generally be categorized into four principal areas:

  . disk (media) testing and processing;

  . read/write head testing;

  . disk drive processing; and

  . automation.

  We derive a significant portion of our net sales from a relatively small number of products. In 1996, 1997 and 1998, we derived approximately 47.0%, 58.9% and 54.1% of our net sales, respectively, from sales of our media certifier products (excluding parts and service), with the MG250 series constituting a majority of our media certifier sales over each of these periods. Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

We Depend on Proprietary Technology

  Our success is heavily dependent upon the establishment and maintenance of proprietary technologies. We currently attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. These efforts may not be adequate to prevent misappropriation by third parties and may not be adequate under the laws of some foreign countries which may not protect our proprietary rights to the same extent as do laws of the United States. Our competitors may be able to independently develop products that are substantially equivalent or superior to our products, or design around our patents. Any such adverse circumstances could have a material adverse effect on our business, operating results and financial condition.

  Although we do not believe any of our products or proprietary rights infringe the rights of third parties, infringement claims may be asserted against us in the future. Any such claims, with or without merit, could divert the attention of management, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all. If infringement were established, we could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, a third party's product, if infringing on our proprietary rights, may not be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

  We cannot be certain that the claims allowed on any of our patents will be sufficiently broad to protect our technology. Moreover, any patent we own could be invalidated, deemed unenforceable, circumvented or challenged. Also, we cannot be certain that our patent rights will provide us competitive advantages or that any of our pending or future patent applications will be issued with claims of the scope that we desire, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents we own. In addition, foreign intellectual property laws or our agreements may not protect our intellectual property rights in any foreign country. Any failure to protect our intellectual property rights could have a material adverse effect on our business, operating results and financial condition.

  We require each of our employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, potential joint venture partners and customers. In spite of these precautions, it may be possible for third parties to copy, develop or otherwise obtain and use our proprietary technology without authorization or to develop similar technology independently.

Manufacturing Risks

  Our products have a large number of components and are highly complex. We have experienced and may continue to experience manufacturing delays due to technical difficulties. In addition, many of our products must be semi-customized to meet individual product specification requirements. The customization of a customer order may require new technical capabilities not previously incorporated successfully into our products. As a result, we may be unable to complete our customers' customized development or technical specifications in a timely manner. Any significant failure in this regard would have a material adverse effect on our business, operating results and financial condition as well as our customer relationships. In addition, due to the semi-customized nature of many of our products, we have incurred and may continue to incur substantial unanticipated costs in a product's development and production which cannot be passed on to the customer. Such unanticipated costs include the increased cost of components due to expediting charges, other purchasing inefficiencies and greater than expected engineering, quality control, installation, upgrade, post-installation service and support and warranty costs. The occurrence of any of these events could materially adversely affect our business, operating results and financial condition.

  In certain instances we rely on a single source or a limited group of suppliers for certain components and subassemblies used in our products. The partial or complete loss of these sources could have at least a temporary material adverse effect on our results of operations and damage customer relationships due to the complexity of the products they supply and the significant amount of time required to qualify new suppliers. In addition, long lead times are often required to obtain critical components and subassemblies used in certain of our products from these and other suppliers which could impede our ability to quickly respond to changes in demand and product specifications.

  Shortages of critical components and subassemblies used in our products have occurred in the past and may occur in the future. Also, the availability of materials may have longer lead times. In addition, our manufacture and timely delivery of products is often dependent on the ability of certain suppliers to deliver subassemblies and other components in a timely manner. The failure of such suppliers to deliver these components in a timely manner may delay our product delivery until alternative sourcing may be developed. Alternative sources may not be located in time to avoid penalties or cancellation of our product orders. If a significant order or orders were cancelled for this reason it could have a material adverse effect on our business, operating results and financial condition. Further, a significant increase in the price of one or more components used to produce our products would increase our production costs. See "Business -- Manufacturing."

Risk of Natural Disasters

  We conduct our manufacturing activities at our facilities in San Diego, Fremont and Hayward, California. Our manufacturing facilities are located in seismically active areas. A major catastrophe (such as an earthquake or other natural disaster) or other long-term disruption in our manufacturing activities could result in a prolonged interruption of our business. See "Business -- Manufacturing."

Risks Associated with Acquisitions

  While we currently have no commitments, agreements or understandings with respect to any future acquisitions, our business strategy includes the expansion of our business, products lines and technology through acquisitions. We regularly review various acquisition prospects, including companies, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including:

  . evaluating new technologies;

  . difficulties in the assimilation of the operations, products, personnel and cultures of the acquired companies;

  . the ability to manage geographically remote units;

  . the diversion of management's attention from other day-to-day business concerns;

  . the risks of entering markets in which we have limited or no direct experience;

  . the potential loss of key employees of the acquired companies;

  . dilutive issuances of equity securities;

  . the incurrence of additional debt;

  . reduction of existing cash balances; and

  . amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect our results of operations.

  Moreover, any equity or debt financings proposed in connection with any acquisition may not be available to us on acceptable terms or at all, when, and if, suitable strategic acquisition opportunities arise. Although management expects to carefully analyze any opportunity before committing our resources, there can be no assurance that any completed acquisition will result in long-term benefits or that our management will be able to manage effectively the resulting business. See "Business -- Competition."

  We recorded write-downs totaling approximately $11.9 million and $2.0 million for 1996 and 1997, respectively, related to impairment losses on certain purchased technology recorded primarily in connection with our acquisitions of ART and certain assets of Cambrian and ABI. Such impairment losses were generally the result of post-acquisition technological changes that were developed independently of purchased technologies, causing a decline in the carrying values of such purchased technologies. Such impairments may occur in the future and future acquisitions may result in similar write-downs of acquired assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.

We May Require Additional Capital to Fund Our Operations

  To achieve our long-term strategic objectives and maintain our competitive position, we will need additional financial resources over the next several years to fund acquisitions, service debt, make capital expenditures, fund working capital and pay for research and development. We are continually investing in new technologies and our international infrastructure and, as a result, our fixed costs may increase in the foreseeable future, depending on the timing of any recovery in demand for our products. Our fixed costs may also increase if we expand our infrastructure in South Korea, Japan, other parts of Asia, or other locations. Any liquidity deficiency in the future could delay or change our management's plans, including curtailing our acquisition strategy, capital expenditures, facilities expansion and research and development expenditures, which could materially adversely affect our ability to pay our debts (including indebtedness and interest under the Notes) and our business, operating results and financial condition.

  We continue to have limited cash resources and significant future obligations. The precise amount and timing of our capital needs will depend upon a number of factors, including:

  . the market demand for our products;

  . the availability of strategic opportunities;

  . the progress of our product development efforts;

  . technological challenges in connection with existing and future products;
    and

  . the success of our aggressive working capital and inventory management.

  We may not be able to obtain additional financing as needed on acceptable terms or at all. If we are unable to obtain sufficient capital, our acquisition strategy, capital expenditures, facilities expansion and research and development expenditures would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  In August 1998, we issued and sold an aggregate of 6,360,000 shares of our Series C Preferred Stock in our Series C Financing for $25.4 million in proceeds. Immediately following the consummation of the Series C Financing, we used $7.1 million of the proceeds from the offering to repay all outstanding indebtedness under the credit facility that we entered into in January 1998 (the "New Credit Facility") and subsequently terminated such facility. As of the date of this filing, we have no revolving or other type of working capital credit facility for working capital. In September 1998, one of the investors in the Series C Financing purchased an additional 1,250,000 shares of Series C Preferred Stock for an aggregate of $5.0 million.

  Based on currently available information, and subject to the success of our aggressive working capital and inventory management efforts, we believe our available cash and cash generated from operations will be adequate to fund our operations for the foreseeable future, and for no less than the next 12 months. While operating activities may provide cash in certain periods depending on the timing of any recovery in demand for our products, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. However, we continue to have limited capital resources and significant future obligations including our future principal and interest payments under the Notes. The existence of certain restrictive covenants in the Indenture for the Notes may inhibit our ability to raise additional financing. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital. See "Risk Factors-- We Have a Substantial Amount of Indebtedness."

We Depend on Key Personnel

  Our future performance depends in significant part upon the continued service of our chief executive officer, other senior management personnel and our key technical personnel. We are dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to develop and enhance our products and introduce new and enhanced future products and applications. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. Our employees may terminate their employment at any time. Accordingly, there can be no assurance that any of our current employees will continue to work for us. The loss of key employees could have a material adverse effect on our business, operating results and financial condition. We have an employment agreement with our chief executive officer, but we do not maintain key-man life insurance with respect to such individual. The employment agreement is terminable at will by either party upon 30-days written notice and contains a covenant not to compete during the term of the agreement and for two years thereafter. See "Business-- Employees" and "Executive Compensation -- Compensation Plans and Arrangements -- Employment Contracts and Change in Control Arrangements."

Our International Operations are Subject to Inherent Risks

  Our sales and operating activities outside of the United States are subject to inherent risks, including:

  . fluctuations in the value of the United States dollar relative to foreign currencies;

  . tariffs;

  . quotas;

  . taxes and other market barriers;

  . political, economic and monetary instability;

  . restrictions on the export or import of technology;

  . potentially limited intellectual property protection;

  . difficulties in staffing and managing international operations; and

  . potentially adverse tax consequences.

  These factors could have a material adverse effect on our business, operating results or financial condition. In addition, although substantially all of our export sales to date have been denominated in United States dollars, such sales may not be denominated in dollars in the future. As a result, currency exchange fluctuations in countries where we conduct business could have a material adverse effect on our business, operating results and financial condition. In this regard, several Asian countries, including South Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. Due to these conditions, some of our customers may delay, reschedule or cancel significant current or future product orders. If any such orders are delayed, rescheduled or cancelled, our business, operating results and financial condition would be adversely affected. To the extent that recent economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of our customers or potential customers in affected regions, then such economic troubles have also negatively impacted our operations. With respect to existing customers, we do not believe that such Asian economic troubles have had a significant impact on our operations. With respect to potential customers, we are unable to quantify the impact that such Asian economic troubles will have on our operations.

We are Subject to Many Environmental Regulations

  We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, treatment and disposal of toxic or other hazardous substances, chemicals, materials or waste. We believe that we are in compliance, in all material respects, with such regulations. Any failure to comply with current or future regulations could result in civil penalties or criminal fines being imposed upon us, or our officers, directors or employees, suspension of production, alteration of our manufacturing process or cessation of operations. Such regulations could require expensive remediation or abatement actions to comply with environmental regulations. Any failure to properly manage the use, disposal or storage of, or adequately restrict the release of, hazardous or toxic substances could subject us to significant liabilities.

The Notes Could be Voided or Subordinated if Certain Circumstances Existed at the Time We Incurred Such Indebtedness

  Under applicable provisions of federal bankruptcy law or comparable provisions of state fraudulent transfer laws, if, among other things, we or any Subsidiary Guarantor, at the time we incurred the indebtedness evidenced by the Notes or the Note Guarantees, as the case may be, (1) (a) was or is insolvent or rendered insolvent by reason of such occurrence or (b) was or is engaged in a business or transaction for which the assets remaining with us or such Subsidiary Guarantor constituted unreasonably small capital or (c) intended or intends to incur, or believed or believes that we would incur, debts beyond our ability to pay such debts as they mature and (2) we or such Subsidiary Guarantor received or receives less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness or providing such guarantees, then the Notes and the Note Guarantees could be voided or claims in respect of the Notes or the Note Guarantees could be subordinated to all other debts of ours or such Subsidiary Guarantor, as the case may be. In addition, our payment of interest and principal pursuant to the Notes or the payment of amounts by a Subsidiary Guarantor pursuant to a Note Guarantee could be voided and required to be returned to the person making such payment, or to a fund for the credit of our creditors or such Subsidiary Guarantor, as the case may be.

  The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, we or a Subsidiary Guarantor would be considered insolvent if (1) the sum of our debts, including contingent liabilities, were greater than the saleable value of all our assets at a fair valuation or if the present fair saleable value of our assets were less than the amount that would be required to pay our probable liabilities on our existing debts, including contingent liabilities, as they become absolute and mature or (2) we could not pay our debts as they become due.

  On the basis of historical financial information, recent operating history as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other factors, we and each Subsidiary Guarantor believe that, after giving effect to the indebtedness incurred in connection with the Original Note Offering, we were not insolvent, did not have unreasonably small capital for the business in which we were engaged and had not incurred debts beyond our ability to pay debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our or such Subsidiary Guarantor's conclusions.

We May Not Be Able to Make Required Payments Upon a Change of Control

  The Indenture provides that, upon the occurrence of a Change of Control, we will be required to make an offer to repurchase all of the Notes issued and then outstanding under the Indenture at a purchase price equal to 101% of their principal amount plus any accrued and unpaid interest and Liquidated Damages, to the date of repurchase. If a Change of Control were to occur, it is unlikely that we would be able to repay all of our obligations, the Notes and any other indebtedness that may become payable in such event without refinancing our obligations. We may not be able to obtain any such financing on commercially reasonable terms, or at all, and consequently we cannot give any assurance that we would be able to repurchase any of the Notes upon a Change of Control.

There Is No Active Trading Market for the Notes

  No established trading market exists for the Notes. We do not intend to list the Notes on any securities exchange or to seek admission thereof to trading in the National Association of Securities Dealers Automated Quotation System. Although DLJ has advised us that it currently intends to make a market in the Notes, DLJ is not obligated to do so and may discontinue such market making at any time without notice. In addition, such market making activity will be subject to the limits imposed by law. If a trading market does not develop or is not maintained, holders of the Notes may experience difficulty in reselling the Notes or may be unable to sell them at all. If a market for the Notes develops, any such market may be discontinued at any time. Accordingly, there can be no assurance as to the development or liquidity of any market for the Notes.

Risks Related to the "Year 2000" Issue

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results. We are in the process of assessing the readiness of our internal computer systems, our products and our vendors for handling the Year 2000 issue. Our assessment includes identification of exposures, repair or replacement of deficient systems, testing, implementation and contingency planning. We believe that all of our critical internal business applications are Year 2000 ready, and that all our products shipped after June 30, 1999 will be Year 2000 ready. We plan to have product upgrades available to address Year 2000 issues related to certain of our installed base of products, including all products shipped after June 30, 1999. We are continuing to monitor our operations for Year 2000 readiness, including developing our contingency plan. To date, we have not incurred any material costs in connection with our assessment of Year 2000 readiness. We do not believe that the costs of any actions required as a result of such assessment will have a material adverse effect on our business, operating results or financial condition. There can be no assurance, however, that we will successfully implement the correct solutions or that there will be no delay in or increased costs associated with our Year 2000 readiness programs. Our inability to successfully implement such changes could have a material adverse effect on our business, operating results or financial condition. In addition, there can be no assurance that our critical product and service providers, and their critical providers and so on, are or will become Year 2000 ready on a timely basis. The failure of such critical product and service providers and integrated information systems to be or become Year 2000 ready could have a material adverse effect on our business, operating results or financial condition. In addition, it is possible that our revenue may be adversely affected if current and prospective customers direct their spending resources away from purchasing our products over the next two years in order to correct or replace information systems which are not Year 2000 ready.

ITEM 2. PROPERTIES

  The Company leases buildings with a total of approximately 41,000 square feet in San Diego, California under a lease expiring in December, 2001; three buildings with a total of 175,000 square feet under leases expiring in November and December 2000 and August 2003 in Fremont, California; one building with a total of 16,000 square feet under a lease expiring in May 1999 in Concord, California; and a 12,000 square foot building under a month-to-month lease in Hayward, California. The Company conducts manufacturing and research and development at all of these sites except Concord (research and development only), and also has service and support capabilities at each of these locations, except Hayward. The Company's domestic sales and marketing functions are headquartered in its Fremont and San Diego facilities. For its Pacific Rim operations, the Company also leases 1,900 square feet in Tokyo, Japan; 2,700 square feet in AnSen City, South Korea; 5,000 square feet in Singapore; 800 square feet in Thailand and 500 square feet in Malaysia. These facilities are primarily used as technical, applications, and sales and service support centers for the Company's Pacific Rim customers. The Company believes that its facilities are adequate for its current level of business and does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  On May 4, 1998, the Company filed suit against Vlad Pogrebinsky, Igor Iosilevsky, Thomas Tucker, Jonathan Nguyen and Magnetic Recording Solutions, Inc. alleging misappropriation of trade secrets, breach of contract, copyright infringement, interference with prospective advantage and unfair competition. (Phase Metrics, Inc. v. Magnetic Recording Solutions et. al.) The case was filed in the U.S. District Court in the Northern District of California. The individual defendants are former employees of the Company. Among other things, the Company seeks damages and injunctive relief for the misappropriation and use of its trade secrets and confidential information and for unauthorized copying and use of its copyrighted computer software. On July 29, 1998, the defendants in the case filed counterclaims against the Company and its president and chief executive officer alleging intentional and negligent interference with contractual relations, intentional and negligent interference with prospective business advantage, trade libel, slander per se, intentional and negligent infliction of emotional distress, unfair competition, attempted monopolization, monopolization, and unfair practices in violation of California Business and Professions Code Section 17000, et. seq. The counterclaim seeks injunctive relief and damages in an unspecified amount. The court has stayed the claims in the counterclaim which allege antitrust violations, in response to a motion to bifurcate and stay brought by the Company. The Company believes it has valid defenses to the counterclaims brought by the defendants in this case and intends to vigorously defend such counterclaims.

  On March 16, 1999, the court granted the Company's motion for a preliminary injunction and enjoined the defendants from further marketing or selling the infringing products and any derivative products thereof and from continuing to use the Company's copyrighted and trade secret technology. On March 22, 1999, the court held a hearing regarding the precise terms of the injunction and the appropriate level of a bond.

  The Company is also subject to various other legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on its business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

  There is no established public trading market for Phase Metrics common stock.

Holders

  The number of holders of Phase Metrics common equity securities as of February 2, 1999 was 16.

Dividend Policy

  Phase Metrics' ability to declare and pay dividends on its common stock is restricted by certain covenants in the Indenture. Phase Metrics intends to retain all of its earnings to finance the development and growth of its business. Accordingly, Phase Metrics does not anticipate that any dividends will be declared on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

  None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                   Year Ended December 31,
                         ------------------------------------------------
                         1994(1)   1995(1)   1996(1)     1997      1998
                                        (in thousands, except ratios)
Consolidated Statement
 of Operations Data:
 Net sales.............. $ 20,064  $116,894  $190,773  $184,660  $104,994
 Gross profit(2)........   10,099    52,128    86,912    83,366    11,826
 Operating expenses(3)..    8,530    40,161    98,332    81,131    64,215
 Income (loss) from
  operations............    1,569    11,967   (11,420)    2,235   (52,389)
 Interest expense.......      651     5,625     8,448    11,573    14,456
 Income (loss) before
  income taxes and
  extraordinary items...      943     6,193   (19,842)   (9,812)  (66,506)
 Income tax expense
  (benefit)(4)..........     (611)    1,524    (8,974)   (4,268)    9,000
 Income (loss) before
  extraordinary items...    1,554     4,669   (10,868)   (5,544)  (75,506)
 Extraordinary loss, net
  of income taxes.......       --        --    (1,122)       --    (1,345)
 Net income (loss)......    1,554     4,669   (11,990)   (5,544)  (76,851)
Other Data:
 Cash provided by (used
  for) operating
  activities............   (1,994)   18,300   (21,402)   (6,392)  (11,962)
 Cash provided by (used
  for) investing
  activities............  (22,266)  (11,102)  (40,885)  (17,169)   10,156
 Cash provided by (used
  for) financing
  activities............   24,455    (3,099)   60,008    23,883    23,478
 EBITDA(5)..............    2,782    27,864    21,533    24,107   (40,333)
 Depreciation,
  amortization and
  write-downs of
  intangible assets.....    1,213    15,897    32,953    21,872    12,056
 Acquisition of
  property, plant and
  equipment.............      293     9,135    24,564    17,091     1,492
 Ratio of earnings to
  fixed charges(6)......     1.0x      1.2x        --        --        --

                                          December 31,
                          ------------------------------------------------
                            1994      1995      1996      1997      1998
                                           (in thousands)
Consolidated Balance
 Sheet Data:
 Cash and cash
  equivalents............ $    917  $  5,016  $  2,737  $  2,977  $ 24,714
 Working capital.........  (15,616)   (5,774)   42,681    66,075    45,883
 Total assets............   49,609   119,896   154,013   154,730    96,115
 Long-term debt,
  including current
  portion................   28,200    30,239    96,020   121,057   116,631
 Redeemable preferred
  stock..................      314     3,314     6,314     9,237    42,543
 Stockholders' equity
  (deficit)(2)(3)(4).....     (310)    3,592    (9,031)  (17,873)  (97,157)

-------
(1) In November 1994, Phase Metrics acquired ProQuip, Inc. and certain net assets of Cambrian. Between June 1995 and December 1996, Phase Metrics completed six additional acquisitions, including Helios, Incorporated ("Helios") in June 1995, Applied Robotic Technologies, Inc. ("ART") in July 1995, certain net assets of Tahoe Instruments ("Tahoe") in July 1995, Air Bearings, Incorporated ("ABI") in January 1996, Santa Barbara Metric, Inc. ("SBM") in December 1996 and a portion of the business of Kirell Development, Inc. ("Kirell") in December 1996. See Note 3 of Notes to Consolidated Financial Statements. Each of these acquisitions was accounted for as a purchase for financial reporting purposes, and, as a result, Phase Metrics' consolidated statements of operations include the operating results of ProQuip, Cambrian, Helios, ART, Tahoe, ABI, SBM and a portion of the business of Kirell from their respective acquisition dates.

(2) In connection with the negative impact on Phase Metrics' operations of the significant data storage industry downturn, for the year ended December 31, 1998, the Company recorded $19.8 million in charges to cost of sales to write down excess and obsolete inventory.

(3) Phase Metrics incurred $1.0 million of restructuring costs in 1994 in connection with the acquisitions of ProQuip and Cambrian, primarily related to the elimination of duplicate facilities and information systems. Phase Metrics incurred $4.2 million of restructuring costs in 1998, primarily related to employee severance costs and asset impairment resulting from workforce reductions and facility consolidations.

(4) In connection with the negative impact on Phase Metrics' operations of the significant data storage industry downturn, for the year ended December
    31, 1998, Phase Metrics recorded $9.0 million of tax expense relating to the recording of a valuation allowance against its entire deferred tax asset balance. Prior to the recapitalization, Phase Metrics was an S Corporation for 1994 income tax purposes and, as such, taxable income and losses were passed on to the sole stockholder of Phase Metrics as cash distributions. Had Phase Metrics been a C corporation, assuming a combined statutory income tax rate of 41%, income tax expense would have been approximately $0.4 million for 1994. Phase Metrics has not declared or paid any cash dividends subsequent to its conversion to a C Corporation and does not anticipate paying any cash dividends in the foreseeable future.

(5) EBITDA represents income (loss) from operations before depreciation and amortization and write downs of intangibles. EBITDA is presented because management believes it is a commonly accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Phase Metrics understands that, while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(6) For purposes of determining this ratio, earnings consist of income (loss) before income taxes (benefit) and extraordinary items. Fixed charges consist of interest expense, a portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rental expense) and dividends and related accretion for redemption value and dividends on preferred stock. For the years ended December 31, 1996, 1997 and 1998, earnings were inadequate to cover fixed charges by $24.8 million, $14.7 million and $69.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of Phase Metrics should be read in conjunction with the consolidated financial statements and the related notes to such financial statements included elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Phase Metrics' actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this document.

General

  The Company was incorporated in 1989 as a specialized merchant supplier of production-test equipment for the data storage industry. From its inception to November 1994, the Company was primarily engaged in developing and selling its flying height tester systems to read/write head manufacturers. In order to expand its operations and capitalize on the growing demand for process and production-test equipment for the data storage industry, in November 1994 the Company completed the Recapitalization and commenced a series of acquisitions of other specialized suppliers of process and production-test equipment. In November 1994, the Company acquired ProQuip and Cambrian, suppliers of process and production-test equipment for disks and read/write heads. In June 1995, the Company acquired Helios, a supplier of servowriter and other related equipment used in the production of disk drives. In July 1995, the Company acquired both ART, a supplier of integrated automation systems for process and production-test equipment, and Tahoe, a developer of quasi-static MR head testers used for testing MR read/write heads. In January 1996, the Company acquired ABI, a supplier of air bearing spindles and other related components used in the Company's products and by others. In December 1996, the Company acquired SBM, a developer of spinstands and micropositioner equipment and technology used by data storage manufacturers, and in December 1996, the Company acquired a portion of the business of Kirell, a supplier of laser texturizers used in the production of disks.

  The Company accounted for each of its acquisitions as a purchase, and, as a result, the Company's consolidated statements of operations include the operating results of the acquired businesses from their respective dates of acquisition. In connection with certain of the acquisitions, the Company agreed to make earnout payments based on future sales of certain products acquired in the acquisitions. At December 31, 1998, future potential combined maximum earn-out payments in connection with such acquisitions are not expected to be material. Also, in connection with the acquisitions, the Company recorded capitalized intangible assets totaling $61.2 million. At December 31, 1998, capitalized intangible assets consist primarily of purchased technology and are being amortized over approximately three years from the respective acquisition dates. The net book value of such capitalized intangible assets was $1.4 million as of December 31, 1998.

  There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 45.0%, 51.0% and 50.0% of its net sales in 1996, 1997 and 1998, respectively, were derived from sales to its three largest customers in each of those periods. Even though the Company's customer mix will likely change from period to period in the future, Seagate, Komag, HMT, and Trace have historically accounted for a significant portion of its net sales. For 1996, 1997 and 1998, Seagate accounted for 19.0%, 18.0% and 17.1%, respectively, of net sales; Komag accounted for 14.5%, 15.9% and 4.8%, respectively, of net sales; HMT accounted for 5.2%, 17.1% and 16.3%, respectively, of net sales; and Trace accounted for 11.5%, 4.4% and 1.2%, respectively, of net sales. For 1998, Western Digital accounted for 16.6% of net sales. If net sales to these or any of its other significant customers were to decrease in any material amount in the future, the Company's business, operating results and financial condition would be materially adversely affected.

  The Company has no long-term contracts with its customers, and, in general, the Company's customers may cancel, change or reschedule their orders with limited or no penalty. The Company's customers often submit master purchase orders against which they release specific product orders from time to time, often with little lead time. Any cancellation, reduction, rescheduling or significant delay of anticipated or actual orders from significant customers could have a material adverse effect on the Company's business, operating results and financial condition. Each of the Company's customers has unique product specification requirements which requires the Company to provide semi-customized products. As a result, per unit sales prices for the Company's products will generally vary by customer and sales order. If production costs with respect to the customization work are underestimated, there could be an adverse impact on the Company's gross profits. In addition, the Company's products often require post-installation, on-site customization and integration in order to tailor products to customer specifications. Revenue and corresponding expenses for significant post-installation services are recognized in the period such services are provided. Inaccurate estimation of such on-site service costs could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company derives its revenues primarily from sales of its process and production-test systems and upgrades and parts for such systems. The Company's products can generally be categorized into four principal areas: (1) disk (media) testing and processing, (2) read/write head testing, (3) disk drive processing and (4) automation. The Company derives a significant portion of its net sales from a relatively small number of products. In 1996, 1997 and 1998, the Company derived approximately 47.0%, 58.9% and 54.4% of its net sales, respectively, from sales of its media certifier products (excluding parts and service), with the MG250 series constituting a majority of the Company's media certifier sales over each of these periods. However, since its introduction in June 1997, sales of the Company's MC950 series media certifier products have become an increasingly higher percentage of its media certifier product sales. Moreover, the Company expects that net sales from its media certifier products, including its MG series and its MC series, will continue to account for a substantial portion of the Company's total net sales in the foreseeable future. Any significant reduction in demand for its media certifier products would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company's operating results have fluctuated in the past and the Company expects that its operating results will continue to fluctuate in the future from quarter to quarter and year to year. These fluctuations have resulted from a number of factors including:

  . The size and timing of orders from, and shipments to, major customers;

  . The timing of introductions of new products and product enhancements by the Company or its competitors;

  . the Company's ability to develop, introduce and market new, technologically advanced products;

  . the cyclicality of the data storage industry;

  . the rescheduling of capital expenditures by the Company's customers;

  . variations in the Company's customer base and product mix;

  . the level of any significant volume pricing discounts provided by the Company;

  . the availability and cost of key production materials and components;

  . the Company's ability to effectively manage its inventory and to control costs;

  . the Company's dependence on a limited number of products and customers;

  . the Company's success in expanding its operations overseas;

  . personnel changes;

  . expenses associated with acquisitions;

  . fluctuations in amortization and write-downs of intangible assets; and

  . exchange rate fluctuations and general economic factors.

  The data storage industry in general has recently experienced significant weakness in demand for products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may in the future result in, the deferral or cancellation of orders for the Company's products. Delays or declines in orders for the Company's products have had a material adverse effect on the Company's operating results and financial condition over the last several quarters and fluctuations in demand for the Company's products is expected to continue through 1999. Under current or future market conditions, there can be no assurance that the Company's business will generate adequate cash flow or that any growth can be achieved. Because the Company must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, rescheduling or cancellation of such orders will have a material adverse effect on the Company's operating results. For example, during the second and third quarters of 1997, the Company increased its inventory substantially in anticipation of satisfying expected demand from three of the Company's largest customers. A significant portion of this anticipated demand has not materialized to date, due primarily to overcapacity of certain process and production-test equipment at these customers.

  As indicated above, the Company's business, operating results and financial condition have been adversely and materially affected by a downturn in the data storage industry and reduced or delayed capital equipment expenditures by data storage companies. In light of the continued downturn in the data storage industry, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company implemented the June Restructuring, which included a workforce reduction of approximately 115 employees, relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and consolidation of its San Diego, California facility. In connection with the consolidation of the San Diego, California facility, the Company sold the real property, improvements, fixtures and office buildings (collectively, the "Property") for aggregate net proceeds of $11.9 million. In connection with the sale of the Property, the Company entered into a lease with the purchaser to lease back a portion of the Property. Due to the continued downturn in the data storage industry, the Company implemented the November Restructuring, which included a workforce reduction of approximately 60 employees and a consolidation of facilities at the Company's Fremont, California location. While the Company believes its cost-cutting measures are appropriate given the Company's current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the June Restructuring, the November Restructuring or future cost-cutting measures will not have a material adverse effect on the Company's ability to increase its net sales.

  In connection with the negative impact on the Company's operations of the significant data storage industry downturn, in 1998, the Company recorded $19.8 million in charges to cost of sales to write-off excess and obsolete inventory, $4.2 million in restructuring charges related to the June and November Restructurings, as well as $9.0 million of tax expense related to the recording of a valuation allowance against its entire net deferred tax asset balance.

  In August and September 1998 the Company sold 7,610,000 shares of Series C Preferred Stock for $4 per share. The proceeds of approximately $30.4 million were used to repay in full the Company's New Credit Facility and accrued interest totaling $7.1 million, with the remaining proceeds used for general operating purposes. The New Credit Facility was then terminated. As of the date of this prospectus, the Company has no revolving or other type of credit facility for working capital.

  The Company had net sales of $184.7 million for 1997 compared to $105.0 million for 1998. The Company had EBITDA (as described in Footnote 5 in "Selected Consolidated Financial Data") of $24.1 million for 1997 compared to $(40.3) million for 1998. Cash used for operating activities was $6.4 million for 1997 and $12.0 million for 1998. Period to period fluctuations in operations impacting these amounts were the net losses for 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997. Cash used for operating activities decreased from $21.4 million in 1996 to $6.4 million in 1997 due to a smaller net loss, smaller increases year over year in deferred income taxes, inventories and income taxes receivable and a decrease in prepaid expenses and other assets, offset by decreases in depreciation, amortization and write-downs of intangible assets, purchased in-process research and development, an increase in accounts receivable and larger decreases year over year in accounts payable and customer deposits, accrued expenses and other liabilities. A net loss of $12.0 million in 1996 decreased to a net loss of $5.5 million in 1997 due primarily to decreases in amortization and write-downs of intangible assets and purchased in-process research and development expenses, partially offset by increases in research and development and interest expense.

  The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Quarterly results in the future may fluctuate due to the factors discussed above or other factors.

Recent Operating Results

  Based on information available as of the date of this filing, the Company currently expects to report a significant decline in net sales and a substantial net loss for the first quarter of 1999. The Company expects that its net sales for the first quarter of 1999 will be between $10 million and $12 million, compared to net sales of $32.5 million in the first quarter of 1998 and net sales of $18.7 million in the fourth quarter of 1998. The Company attributes these decreases to the continued weakness in demand for its products due to the severe downturn in the data storage industry over the past several quarters.

Year 2000 Readiness

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results. We are in the process of assessing the readiness of our internal computer systems, our products and our vendors for handling the Year 2000 issue. Our assessment includes identification of exposures, repair or replacement of deficient systems, testing, implementation and contingency planning. We believe that all of our critical internal business applications are Year 2000 ready, and that all our products shipped after June 30, 1999 will be Year 2000 ready. We plan to have product upgrades available to address Year 2000 issues related to certain of our installed base of products, including all products shipped after June 30, 1999. We are continuing to monitor our operations for Year 2000 readiness, including developing our contingency plan. To date, we have not incurred any material costs in connection with our assessment of Year 2000 readiness. We do not believe that the costs of any actions required as a result of such assessment will have a material adverse effect on our business, operating results or financial condition. There can be no assurance, however, that we will successfully implement the correct solutions or that there will be no delay in or increased costs associated with our Year 2000 readiness programs. Our inability to successfully implement such changes could have a material adverse effect on our business, operating results or financial condition. In addition, there can be no assurance that our critical product and service providers, and their critical providers and so on, are or will become Year 2000 ready on a timely basis. The failure of such critical product and service providers and integrated information systems to be or become Year 2000 ready could have a material adverse effect on our business, operating results or financial condition. In addition, it is possible that our revenue may be adversely affected if current and prospective customers direct their spending resources away from purchasing our products over the next two years in order to correct or replace information systems which are not Year 2000 ready.

Results of Operations

  The following tables set forth for the periods indicated certain consolidated statement of operations data in dollars, as well as such data expressed as a percentage of net sales:

                                                  Year Ended December 31,
                                              ------------------------------
                                                1996       1997       1998
                                                    (in thousands)
Consolidated Statement of Operations Data:
Net sales.................................... $190,773   $184,660   $104,994
Cost of sales................................  103,861    101,294     93,168
                                              --------   --------   --------
 Gross profit................................   86,912     83,366     11,826
Operating expenses:
 Research and development....................   31,110     43,572     33,329
 Selling, general and administrative.........   24,631     22,968     17,370
 Amortization and write-downs of
  intangibles................................   28,656     14,591      3,460
 Settlement charge...........................       --         --      5,872
 Restructuring charge........................       --         --      4,184
 Purchased in-process research and
  development................................   13,935         --         --
                                              --------   --------   --------
Income (loss) from operations................  (11,420)     2,235    (52,389)
Interest expense.............................    8,448     11,573     14,456
Other (income) expense -- net................      (26)       474       (339)
                                              --------   --------   --------
Loss before income taxes and extraordinary
 items.......................................  (19,842)    (9,812)   (66,506)
Income tax (benefit) expense.................   (8,974)    (4,268)     9,000
                                              --------   --------   --------
Loss before extraordinary items..............  (10,868)    (5,544)   (75,506)
Extraordinary loss, net of income taxes......   (1,122)        --     (1,345)
                                              --------   --------   --------
Net loss..................................... $(11,990)  $ (5,544)  $(76,851)
                                              ========   ========   ========
Other Data:
Cash used for operating activities........... $(21,402)  $ (6,392)  $(11,962)
Cash provided by (used for) investing
 activities..................................  (40,885)   (17,169)    10,156
Cash provided by financing activities........   60,008     23,883     23,478
EBITDA(1)....................................   21,533     24,107    (40,333)
                                                  Year Ended December 31,
                                              ------------------------------
                                                1996       1997       1998
Consolidated Statement of Operations Data:
Net sales....................................    100.0 %    100.0 %    100.0 %
Cost of sales................................     54.4       54.9       88.7
                                              --------   --------   --------
 Gross profit................................     45.6       45.1       11.3
Operating expenses:
 Research and development....................     16.3       23.6       31.7
 Selling, general and administrative.........     12.9       12.4       16.5
 Amortization and write-downs of
  intangibles................................     15.0        7.9        3.3
 Settlement charge...........................       --         --        5.6
 Restructuring charge........................       --         --        4.0
 Purchased in-process research and
  development................................      7.3         --         --
                                              --------   --------   --------
Income (loss) from operations................     (5.9)       1.2      (49.8)
Interest expense.............................      4.4        6.3       13.8
Other (income) expense -- net................       --        0.3       (0.3)
                                              --------   --------   --------
Loss before income taxes and extraordinary
 items.......................................    (10.3)      (5.4)     (63.3)
Income tax (benefit) expense.................     (4.7)      (2.3)       8.6
                                              --------   --------   --------
Loss before extraordinary items..............     (5.6)      (3.1)     (71.9)
Extraordinary loss, net of income taxes......     (0.6)        --       (1.3)
                                              --------   --------   --------
Net loss.....................................     (6.2)      (3.1)     (73.2)
                                              ========   ========   ========
Other Data:
Cash used for operating activities...........    (11.2)%     (3.5)%    (11.4)%
Cash provided by (used for) investing
 activities..................................    (21.4)      (9.3)       9.7
Cash provided by financing activities........     31.5       12.9       22.4
EBITDA(1)....................................     11.3       13.1      (38.4)

---------
  (1) See "Selected Consolidated Financial Data" for definition of and caveats regarding EBITDA.

 Net Sales

  Net sales consist primarily of revenue from sales of the Company's process and production-test equipment and, to a lesser extent, related upgrades, parts and services. Net sales decreased 43.2% from $184.7 million for 1997 to $105.0 million for 1998. This decrease was primarily due to decreased unit sales of the Company's products due to the adverse market conditions previously mentioned.

  Net sales decreased 3.2% from $190.8 million for 1996 to $184.7 million for 1997. This decrease was primarily due to decreased sales of the Company's servowriter and automation systems, which was partially offset by increased sales of media certification systems over these periods.

 Gross Profit

  Cost of sales includes material costs, direct labor and overhead costs related to the production and delivery of the Company's products, including warranty and other service costs. Gross profit decreased from $83.4 million for 1997 to $11.8 million for 1998. Gross profit as a percentage of net sales ("gross margin") decreased from 45.1% for 1997 to 11.3% for 1998. The decrease was primarily due to (1) lower gross profit on products shipped in connection with the Settlement Agreement discussed below, (2) two other customer contracts involving lower than average sales prices which also negatively impacted the Company's gross profit, (3) underutilization of manufacturing capacity, (4) higher costs resulting from lower production volumes, and (5) $19.8 million of inventory write-offs recorded in 1998 as a result of the downturn in the data storage industry and its impact on the Company's operations, partially offset by decreases in personnel costs as a result of workforce reductions in August 1997, and January, June and November 1998. See "Restructuring Charge" below.

  Gross profit decreased from $86.9 million for 1996 to $83.4 million for 1997. Gross margin decreased from 45.6% for 1996 to 45.1% for 1997.

  In April 1998, the Company entered into an agreement (the "Settlement Agreement") to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that such actions were necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company recorded a $5.9 million charge to earnings in the second quarter of 1998 in connection with the Settlement Agreement. The Company is making the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the Settlement Agreement are at favorable pricing which negatively impacted the Company's gross profit margin in 1998. Such negative impact is expected to continue in 1999.

  The Company is unable to control with any degree of certainty its product sales volume, linearity or mix from period to period and therefore the Company's gross margin in future periods may fluctuate from those achieved in past periods. In any period when the Company experiences an unfavorable product sales volume, linearity or mix and/or provides significant volume pricing discounts, the Company's gross margin may decrease.

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and contract labor, project materials and other costs associated with the Company's ongoing research and product development. Research and development expense decreased from $43.6 million for 1997 to $33.3 million for 1998. Research and development expense as a percentage of net sales increased from 23.6% for 1997 to 31.7% for 1998. The percentage increase was primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in August 1997, and January, June and November 1998. The Company anticipates that it will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

  Research and development expense increased from $31.1 million for 1996 to $43.6 million for 1997. Research and development expense as a percentage of net sales increased from 16.3% for 1996 to 23.6% for 1997. This increase was primarily the result of increased purchases and use of project materials and increased personnel related to significant design improvements for existing products, and research and development related to new and next generation products.

  A significant amount of the increased research and development expenses and improvements in 1996 and 1997 include relatively significant development efforts related to one of the Company's media certifier products. The Company experienced more challenges than planned in developing this product due to its unique technical designs and capabilities.

 Selling, General and Administrative Expense

  Selling, general and administrative expense primarily consists of salaries and related personnel costs, including certain acquisition related earnout costs incurred in connection with certain of the Company's acquisitions. See
Note 11 of Notes to Consolidated Financial Statements. Selling, general and administrative expense decreased from $23.0 million for 1997 to $17.4 million for 1998. Selling, general and administrative expense as a percentage of net sales increased from 12.4% for 1997 to 16.5% for 1998. The percentage increase was primarily due to a decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in August 1997, and January, June and November, 1998.

  Selling, general and administrative expense decreased from $24.6 million for 1996 to $23.0 million for 1997. Selling, general and administrative expense as a percentage of net sales decreased from 12.9% for 1996 to 12.4% for 1997. The decrease in absolute dollars was principally due to the payment of $1.5 million in special, one-time bonuses to certain senior executive officers of the Company in December 1996 and lower earnout costs of $2.0 million incurred for 1997 compared to $3.8 million for 1996, which were offset by increased personnel costs.

 Amortization and Write-Downs of Intangibles

  Amortization and write-downs of intangibles primarily consist of the amortization of intangible assets, including intangible assets acquired in connection with the acquisitions of ProQuip, Cambrian, Helios, ART and ABI (principally purchased technology and covenants not to compete) and write-downs related to the impairment of such assets. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

  Amortization and write downs of intangible assets decreased from $14.6 million for 1997 to $3.5 million for 1998. This decrease was due to more intangible assets becoming fully amortized prior to or during 1998 as well as a write down to fair value of $2.0 million in 1997 related to impairment of certain intangible assets recorded in connection with one of the Company's acquisitions.

  Amortization and write-downs of intangibles decreased from $28.7 million for 1996 to $14.6 million for 1997. This decrease was the result of write-downs to fair value in 1996 related to impairment of certain intangible assets recorded in connection with the Company's acquisitions of ART and Cambrian, partially offset by write-downs to fair value in 1997, related to impairment of certain intangible assets recorded in connection with the Company's acquisition of ABI. Such impairments were generally the result of post-acquisition technological changes that were developed independent of purchased technologies causing a decline in the carrying values of such purchased technologies.

 Settlement Charge

  In connection with the Settlement Agreement, discussed under "Results of Operations -- Gross Profit," the Company recorded a $5.9 million charge to earnings in the second quarter of 1998.

 Restructuring Charge

  In 1998, the data storage industry in general, including many of the Company's customers, experienced significant weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions resulted in the rescheduling or cancellation of orders by several of the Company's major customers and had a material adverse effect on the Company's business, operating results and financial condition. In light of these circumstances, and the Company's expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, on June 18, 1998, the Company implemented the June Restructuring, which included a workforce reduction of approximately 115 employees, relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and consolidation of its San Diego, California facility.

  In the second quarter of 1998, the Company recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge were $0.9 million for employee severance costs, $2.0 million in impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs.

  Due to the continued downturn in the data storage industry, the Company implemented the November Restructuring in November 1998, which included a workforce reduction of approximately 60 employees, and a consolidation of facilities at the Company's Fremont, California location.

  In the fourth quarter of 1998, the Company recorded a charge of $1.1 million related to the November Restructuring. The significant components of the restructuring charge were $0.3 million for employee severance costs and $0.6 million in impairment costs related to property, plant and equipment obsoleted due to restructuring activities and $0.2 million of other costs.

  As of December 31, 1998, $1.1 million had been paid and $0.4 million was recorded as an accrued liability for remaining severance and other costs related to the June and November restructurings. Relocation of the Concord operation, and consolidation of facilities at the Fremont and San Diego locations were complete as of December 31, 1998.

 Purchased In-Process Research and Development

  In connection with certain of the Company's acquisitions in 1996, the Company acquired research and development projects that had not reached technical feasibility and had no probable alternative future uses. The amount allocated to purchased in-process research and development for the acquisition of ABI was based on an independent third party valuation and was expensed as of the date of the acquisition. Purchased in-process research and development expense related to the Company's acquisition of ABI was $11.0 million for 1996. Purchased in-process research and development expense relating, in substantial part, to the Company's acquisition of ABI, SBM and a portion of the business of Kirell was $13.9 million for all of 1996. In 1996 and 1997, the Company incurred costs of approximately $1.9 million and $1.5 million, respectively, in connection with development of crash tolerant spindle technology which comprised the purchased in-process research and development project acquired in the ABI acquisition. In 1997 and 1998, the Company incurred costs of approximately $1.6 million and $0.5 million, respectively, in connection with development of spinstand technology which comprised the purchased in-process research and development projects acquired in the SBM acquisitions. In 1997, the Company incurred costs of approximately $1.0 million in connection with development of laser texturizer technology which comprised the purchased in-process research and development project acquired in the Kirell acquisition. The in-process research and development projects acquired in connection with the ABI and Kirell acquisitions were completed in 1997 and the in-process research and development project acquired in connection with the SBM acquisition was completed in 1998.

 Interest Expense

  Interest expense increased from $8.4 million for 1996 to $11.6 million for 1997 and to $14.5 million for 1998. These increases primarily reflect the increased debt levels outstanding and higher interest rates during the respective periods.

 Income Taxes

  Income tax expense (benefit) was $(9.0) million for 1996, $(4.3) million for 1997 and $9.0 million for 1998.

  For 1996 and 1997, the effective income tax rates differed from the applicable statutory rates due primarily to state income taxes and utilization of income tax credits available for research and development expenses. For 1998, the effective income tax rate differed from the applicable statutory rate due primarily to the valuation allowance against the Company's entire deferred tax asset balance. Such charge was taken due to uncertainty regarding realization of the deferred tax asset, due to the significant loss incurred in 1998 and uncertainty regarding future taxable income.

 Extraordinary Items

  Extraordinary loss, net of income taxes, was $1.3 million for 1998, and consisted of the write-off of unamortized debt issuance costs in connection with the January and August 1998 repayments of debt outstanding under the Company's then-existing credit agreements.

  Extraordinary loss, net of income taxes, was $1.1 million for 1996, and consisted of the write-off of unamortized debt issuance costs in connection with the refinancing of the Company's then-existing credit agreements in January and December 1996.

 Cash Flow from Operating Activities

  Cash flow from operating activities is computed based on net income (loss) plus depreciation, amortization and write-downs of intangible assets, certain other non-cash charges, purchased in-process research and development costs and changes in certain assets and liabilities.

  Cash used for operating activities was $6.4 million for 1997 and $12.0 million for 1998. Period to period fluctuations in operations impacting these amounts were the net losses for 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997.

  Cash used for operating activities decreased from $21.4 million in 1996 to $6.4 million in 1997 due to a smaller net loss, smaller increases year over year in deferred income taxes, inventories and income taxes receivable and a decrease in prepaid expenses and other assets, offset by decreases in depreciation, amortization and write-downs of intangible assets, purchased in-process research and development, an increase in accounts receivable and larger decreases year over year in accounts payable and customer deposits, accrued expenses and other liabilities.

 EBITDA

  EBITDA represents income (loss) from operations before depreciation and amortization and write-downs of intangible assets. EBITDA is presented because management believes EBITDA is a commonly accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income
(loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

  The Company had EBITDA of $24.1 million for 1997 compared to $(40.3) million for 1998. This decrease was primarily due to decreased net sales, lower gross margins, the settlement charge and the restructuring charges, partially offset by decreases in research and development and selling, general and administrative expenses.

  EBITDA increased from $21.5 million for 1996 to $24.1 million for 1997. This increase resulted primarily from decreases in selling, general and administrative expenses and purchased in-process research and development partially offset by decreases in gross profit and increases in research and development.

Liquidity and Capital Resources

  The Company has financed its capital requirements through sales of Common and Preferred Stock, and borrowings under the Notes and subordinated, term and revolving credit facilities. The Company's principal sources of liquidity have been cash flow from operations and borrowing. The Company's principal requirements for cash are debt service requirements, capital expenditures and working capital.

  As of December 31, 1998, the Company's outstanding indebtedness included $105.5 million under the Notes, $8.0 million under its Convertible Subordinated Notes and $3.1 million of capital lease obligations. At December 31, 1998, the Company had $7.1 million of accrued interest on indebtedness outstanding on the Convertible Subordinated Notes. The Convertible Subordinated Notes (including all accrued interest thereon) are convertible into 5,142,720 shares of Common Stock at the option of the holders thereof and will automatically convert upon the consummation of an initial public offering of the Company's Common Stock. As of the date of this filing, the Company does not have a working capital credit facility in place.

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

  Cash provided by (used for) investing activities was $(17.2) million for 1997 and $10.2 million for 1998. In 1997, the amount consisted primarily of cash used in connection with purchases of property and equipment. In 1998, the amount consisted of proceeds from the sale of property, plant and equipment partially offset by cash used in connection with purchases of property, plant and equipment. Cash provided by financing activities was $23.9 million for 1997 and $23.5 million for 1998, and consisted primarily of revolving loan activity in 1997, while 1998 included the net proceeds from issuance of the Notes, net of repayment of borrowings under the Company's previous term notes and revolving loans, as well as the issuance of the Series C Preferred Stock.

  The Company plans approximately $1.3 million in capital expenditures during the next 12 months. The Company has no material outstanding commitments with respect to such planned expenditures as of the date of this filing.

  The Company's non-United States subsidiaries (the "Non-Guarantor Subsidiaries"), have not guaranteed the Company's obligations under the Notes. As of and for the years ended December 31, 1997 and 1998, the operating results and assets of the Non-Guarantor Subsidiaries, individually and in the aggregate, were not material to the results of operations and assets of the Company on a consolidated basis, net of intercompany eliminations. See Note 14 of Notes to Consolidated Financial Statements. The total assets, total liabilities, net sales and net income (loss) of the Non-Guarantor Subsidiaries as a percentage of the Company's consolidated total assets, total liabilities, net sales and net income (loss) as of and for the year ended December 31, 1997 were 3.1%, 0.4%, 1.6% and 10.1%, respectively, and as of and for the year ended December 31, 1998, were 6.7%, 0.5%, 11.1% and 0.0%, respectively. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The Company has not historically experienced material gains or losses resulting from currency exchange rate fluctuations.

  Based on currently available information, and subject to the success of the Company's aggressive working capital and inventory management efforts, the Company believes that its available cash and cash generated from operations will be adequate to fund its operations for the foreseeable future, and for no less than the next 12 months. While operating activities may provide cash in certain periods depending on the timing of any recovery in demand for the Company's products, the Company may require additional sources of financing. The Company may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. However, the Company continues to have limited capital resources and significant future obligations and including the Company's future principal and interest payments under the Notes. The existence of certain restrictive covenants in the Indenture for the Notes may inhibit the Company's ability to raise additional financing. There can be no assurance the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital. See "Risk Factors -- We Have a Substantial Amount of Indebtedness."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Investment Risk

  The Company's exposure to fluctuations in interest rates and market values of its investments relates primarily to the Company's short-term investment portfolio, which is included in cash and cash equivalents. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. However, due to the short-term nature of the Company's investments, the impact of interest rate changes would not have a material impact on the value of such investments. The effect of interest rate and investment risk on the Company has not been material.

  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

  The Company is also exposed to interest rate risk on its fixed rate debt obligations. At December 31, 1998, fixed rate debt obligations totaled $113.5 million. The fixed rate debt obligations bear interest at a weighted average annual rate of 10.7%, and maturities are $1.6 million, $1.5 million, $0.4 million, $0.1 million and $110 million in 1999, 2000, 2001 2002 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, the Company is unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for the debt and the Company is unable to determine the market interest rate at which alternate financing would have been available at December 31, 1998.

Foreign Currency Risk

  International sales are made primarily by the Company's domestic operations and are typically denominated in the U.S. dollar, although pricing is influenced by competitors operating in related foreign currencies. The currency denominations of international sales made by the Company's foreign sales and service subsidiaries vary by country and customer, but are generally the U.S. dollar. These foreign subsidiaries purchase most service and resale parts, denominated in U.S. dollars, from the Company's U.S. operations. These foreign subsidiaries incur most of their operating expenses in the local currencies. All foreign subsidiaries use the local currency as their functional currency. The effect of foreign currency exchange rate fluctuations on the Company has not been material. Net assets and revenues denominated in currencies other than the U.S. dollar have been less than 10% of total Company net assets and revenues. A 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Phase Metrics' financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

  Set forth below is certain information regarding the directors and executive officers of the Company as of February 28, 1999.

      Name                  Age                     Position
John F. Schaefer............56  Chairman of the Board, President and Chief
                                Executive Officer

David L. Bultman............51  Executive Vice President, General Manager,
                                Disk Drive and Media Products

Wayne G. Erickson...........41  Vice President, Sales and Marketing, Head
                                Products and Vice President, Corporate Business
                                Development

Dr. Michael R. Madden.......56  Vice President, Operations, Head Products

Ronald Y. Miyahara..........49  Vice President and General Manager, Asia
                                Operations

Albertus H. Munnikhuis......47  Vice President, Sales and Marketing, Disk Drive
                                and Media Products

Dr. Jun Zhu.................32  Vice President, Head Product Development

Michael G. Rogowski.........45  Vice President, Operations, Disk
                                Drive and Media Products

Brad LaLuzerne..............38  Vice President, Finance, Chief Financial Officer
                                and Assistant Secretary

Arthur J. Cormier(1)........41  Director

Thompson Dean(1)(2).........40  Director

Robert Finzi(1)(2)..........45  Director

Dr. Gilbert F. Amelio(1)....55  Director

William E. Terry(2).........65  Director

Andrew T. Sheehan...........40  Director

--------
(1) Member of Audit Committee

(2) Member of Compensation Committee

  John F. Schaefer has been Chairman of the Board and Chief Executive Officer since November 1994 and President since February 1997. From 1992 to 1994, Mr. Schaefer was President, Chief Operating Officer and Director of McGaw Incorporated, a provider of intravenous products and devices. From 1989 to 1991, Mr. Schaefer was President, Chief Executive Officer and Director of Levolor Corporation ("Levolor"), a manufacturer of window blinds and similar products. Prior to joining Levolor in 1989, Mr. Schaefer was employed by Baker Hughes, Inc., where he was President of the Process Equipment Group, Executive Vice President of the Corporation, and a Director.

  David L. Bultman became Executive Vice President, General Manager, Disk Drive and Media Products in June 1998. Mr. Bultman was Vice President, Product Development, Disk Drive and Media Products from July 1996 to June 1998. From December 1994 to July 1996, Mr. Bultman was employed by Storage Dimensions, Inc., serving as Senior Vice President, Engineering. From November 1993 to October 1994, Mr. Bultman was

Vice President, Engineering at DKI. Prior to joining DKI, Mr. Bultman was Vice President, Engineering at Ministor Peripherals.

  Wayne G. Erickson became Vice President, Sales and Marketing, Head Products and Vice President, Corporate Business Development in June 1998. Mr. Erickson was Vice President Sales and Marketing from November 1992 until June 1998. From January 1985 to November 1992, Mr. Erickson was employed by Quantum/Plus Development Corporation ("Quantum"), a leading supplier of read/write head systems, serving as OEM Marketing Manager, Product Line Manager and National Sales Manager, Retail Channels. Prior to joining Quantum, Mr. Erickson was Engineer and Program Manager at Shugart Corporation.

  Dr. Michael R. Madden has been Vice President, Operations, Head Products since February 1995 and was promoted to Vice President, Technology Transfer in June 1995. Prior to February 1995, Dr. Madden managed the High Reliability Products Division of UDT Sensors, Inc. He also served as Vice President, Research Development, for Advanced Photonix, Inc. From 1977 to 1987, Dr. Madden was the Chief Executive Officer of Centronics Electro-Optics, Inc. and Silicon Detector Corporation.

  Ronald Y. Miyahara has been Vice President and General Manager, Asia Operations for the Company since November 1995, having previously served as Vice President, Operations from November 1994 through October 1995. Mr. Miyahara previously served as President of ProQuip, Inc., a supplier of advanced process and production-test equipment for disk manufacturers, which the Company acquired in November 1994. Prior to the acquisition, Mr. Miyahara served in various positions at ProQuip, Inc., including President and General Manager from 1991 to 1994, Vice President of Operations from 1989 to 1991, and Chief Financial Officer from 1984 to 1991.

  Bert Munnikhuis became Vice President, Sales and Marketing, Disk Drive and Media Products in June 1998. He has been Senior Director of Media Products, Sales & Marketing, since January 1997 and was Director, Media Products, Sales and Marketing, from November 1994. Mr. Munnikhuis previously served in various positions including Vice President of Marketing and Sales at Cambrian Systems, Inc. from 1986 to 1994.

  Brad LaLuzerne became Vice President, Finance and Chief Financial Officer in June 1998. Prior to that, Mr. LaLuzerne held the Controller and other positions in the Fremont operation from March 1996 to June 1998. Between June 1984 and March 1996, Mr. LaLuzerne held various positions at Harnischfeger Industries, Inc., including Division Controller.

  Dr. Jun Zhu became Vice President, Head Product Development in June 1998. Dr. Zhu was Director, Quasistatic Products from June 1997 until June 1998. From September 1996 to June 1997, he was a project manager for the Company. From June 1993 to September 1996, Dr. Zhu was employed by Read-Rite Corporation in various engineering capacities.

  Michael G. Rogowski has been Vice President, Operations, Disk Drive and Media Products since June 1998 and was Vice President of Customer Engineering from November 1994 to June 1998. Prior to joining the Company, Mr. Rogowski was Vice President of Manufacturing/Test Engineering for Cambrian Systems, Inc., a supplier of advanced process and production-test equipment for disk and read/write head manufacturers, which the Company acquired in November 1994. From 1992 to 1994, Mr. Rogowski was the Director of Test Engineering at Akashic Memories. Between 1979 and 1992, Mr. Rogowski held various positions in engineering and management in the Mechanical Integration, Test Equipment Development, and Manufacturing Test Engineering organizations within IBM Corporation.

  Arthur J. Cormier has been a consultant to the Company since February 1997. Mr. Cormier founded the Company and has served as a Director since the Company's inception in 1989. He served as President and Chief Operating Officer of the Company since its inception until February 1997. He held the position of Chief Executive Officer until the Company's recapitalization in November 1994. From 1987 to 1989, Mr. Cormier was Applications Engineer for National Micronetics Incorporated. Prior to joining National Micronetics, Mr. Cormier was employed by Eastman Kodak Company from 1985 to 1987, where he was an Engineering Program Manager.

  Thompson Dean has been a Director of the Company since November 1994. Since January 1997, Mr. Dean has been Managing Partner of DLJ Merchant Banking, Inc., an affiliate of DLJ. Prior to that Mr. Dean had been a Managing Director of DLJ Merchant Banking, Inc. since May 1992. Prior to that time, Mr. Dean served as a Managing Director of DLJ, and was employed by that firm in various capacities from September 1988 until September 1992.

  Robert Finzi has been a Director of the Company since November 1994. Since May 1991, Mr. Finzi has been a Vice President of Sprout Group, a division of DLJ Capital Corporation, which is the managing general partner of Sprout Growth II, L.P. and an affiliate of DLJ. Mr. Finzi is also a general partner of a series of investment funds managed by Sprout Group and a limited partner of the general partner of ML Ventures II, L.P. From 1984 to 1991, Mr. Finzi was a Vice President of Merrill Lynch Venture Capital. Mr. Finzi also serves on the Board of Directors of The Cerplex Group, Inc., Gentle Dental Services Co. and four privately-held companies.

  Dr. Gilbert F. Amelio has been a Director of the Company since June 1995. From 1994 until July 1997, Dr. Amelio served as a Director of Apple Computer, Inc. ("Apple") and from February 1996 until July 1997 he served as Chairman of the Board and Chief Executive Officer of Apple. Prior to joining Apple, Dr. Amelio was Chairman of the Board, President and Chief Executive Officer of National Semiconductor Corporation for five years. Dr. Amelio is an IEEE Fellow, holder of 16 patents and is the co-author of two books, "Profit from
Experience: The National Semiconductor Story of Transformation Management" and "On the Firing Line: My 500 Days at Apple." Dr. Amelio is currently Partner and Director of The Parkside Group, LLC and serves on the Board of Directors of SBC Communications.

  William E. Terry has been a Director of the Company since August 1997. From 1986 until his retirement in November 1993, Mr. Terry served as Executive Vice President and a Director of Hewlett-Packard. Prior to that, Mr. Terry served in a number of other senior executive positions with Hewlett-Packard. Mr. Terry currently serves on the Board of Directors of Keytronic Corporation and Altera Corporation.

  Andrew T. Sheehan has been a Director of the Company since August 1998. Mr. Sheehan joined ABS Capital Partners II, L.P. ("ABS") in April 1998 as a General Partner. Prior to joining ABS, Mr. Sheehan was a Managing Director in the technology group of BT Alex. Brown and the co-head of West Coast investment banking in San Francisco. Mr. Sheehan joined Alex. Brown in 1985. Mr. Sheehan holds board membership on other privately held companies.

Board Committees

  The Board of Directors has a Compensation Committee which is responsible for making determinations regarding salaries, bonuses and other compensation matters for the Company's executive officers. The members of the Compensation Committee are Messrs. Dean, Finzi and Terry. None of these individuals were at any time during 1998 an officer or employee of the Company.

  The Board of Directors also has an Audit Committee which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Messrs. Cormier, Dean, Finzi and Dr. Amelio.

Director Compensation

  Except as described below, the directors do not receive cash compensation for services on the Board of Directors or any committee thereof.

  Dr. Amelio and Mr. Terry are each paid a retainer by the Company of $1,000 per month for their services on the Board of Directors. Dr. Amelio and Mr. Terry also each receive $1,000 for each meeting of the Board of Directors or committee thereof that they attend. In addition, the Company granted Dr. Amelio an option to purchase 100,000 shares of common stock under the 1995 Option Plan at an exercise price of $1.00 per share when he joined the Board in June 1995 and Mr. Terry was granted an option to purchase 50,000 shares of common stock under the 1995 Option Plan at an exercise price of $8.75 per share when he joined the Board in August 1997. In 1998, Mr. Terry was granted an option to purchase an additional 50,000 shares of common stock at an exercise price of $3.75 per share. These options are immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company at the option exercise price paid per share if Dr. Amelio or Mr. Terry cease serving on the Board prior to vesting in their respective shares. As of February 28, 1999, Dr. Amelio had vested in 73,333 option shares and Mr. Terry had vested in 15,833 option shares. Dr. Amelio and Mr. Terry will vest in their remaining option shares, as long as they remain members of the Board, in a series of successive equal monthly installments upon completion of each additional month of Board service. The vesting period for the options granted to Dr. Amelio and Mr. Terry is five years.

  Mr. Cormier provides consulting services to the Company under an arrangement which provides for payment of $1,500 per day plus expenses when consulting services are provided, including attendance at Company meetings and technical conferences. Under the consulting arrangement, Mr. Cormier also receives an office and clerical assistance at the Company's facilities, and his family receives health care insurance coverage.

  All non-employee Board members are reimbursed for their out-of-pocket expenses in serving on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning the compensation earned in 1997 and 1998 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus for 1998 exceeded $100,000, for services rendered to the Company in all capacities during that year. No executive who would otherwise have been includable in such table on the basis of salary and bonus earned for 1998 has resigned or otherwise terminated employment during 1998.

                          Summary Compensation Table

                                                              Long Term
                                                             Compensation
                                                                Awards
                                                             ------------
                                 Annual Compensation          Securities
        Name and              ------------------------------  Underlying     All Other
 Principal Position(s)   Year  Salary   Bonus       Other(1)    Options    Compensation(2)
John F. Schaefer........ 1997 $325,000 $105,000      $   --       --          $6,658
 Chairman and Chief      1998  314,615       --          --       --           5,000
  Executive Officer

David L. Bultman........ 1997  230,000  190,000 (3)   3,256       --           2,569
 Vice President, General 1998  250,962  201,708       3,818                    3,358
  Manager, Product
 Development Disk Drive
  and Media Products

Wayne G. Erickson....... 1997       --       --          --       --              --
 Vice President, Sales   1998  207,692   11,200       1,921       --           2,762
  and Marketing
 Head Products and Vice
 President, Corporate
 Business Development

Albert H. Munnikhuis.... 1997       --       --          --       --              --
 Vice President, Sales   1998  166,346   39,545       6,900       --           4,003
  and Marketing
 Disk Drive and Media
  Products

Neil A. Brumberger(4)... 1997  200,000   75,000       2,483       --           4,904
 Vice President and      1998  153,287   75,000       1,177       --           4,115
  President, Phase
 Metrics Automation

--------
(1) Includes the value of personal use of Company automobiles.
(2) Includes the Company's matching contribution under its 401(k) Plan.
(3) Includes forgiven loans and signing bonuses totalling $150,000.
(4) The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company effective July 1998.

Stock Options and Stock Appreciate Rights

  The following table contains information concerning the stock options granted to the Named Executive Officers during 1997 and 1998. All the grants were made under the Company's 1995 Plan (as defined herein). No stock appreciation rights were granted to the Named Executive Officers during 1997 or 1998.

                                                Individual Grants(1)
                              ---------------------------------------------------------
                                                                                            Potential
                                                                                        Realization Value
                                                                    Market                 at Assumed
                                                                   Price of              Annual Rates of
                              Number of      Percent              Securities               Stock Price
                              Securities    of Total     Exercise Underlying            Appreciation For
                              Underlying Options Granted  Price   Options on             Option Term(3)
                               Options   to Employees in   Per     Date of   Expiration -----------------
          Name           Year  Granted    1997 and 1998  Share(2)  Grant(2)     Date       5%      10%
          ----           ---- ---------- --------------- -------- ---------- ---------- -------- --------
John F. Schaefer........ 1997       --          --           --        --          --         --       --
                         1998       --          --           --        --          --         --       --
David L. Bultman........ 1997   25,000         2.3%       $8.75     $8.75     8/01/07   $137,571 $348,631
                         1998  125,000        10.6         3.75      3.75     7/30/08    294,794  747,067
Wayne G. Erikson........ 1997       --          --           --        --          --         --       --
                         1998       --          --           --        --          --         --       --
Albert H. Munnikhuis.... 1997       --          --           --        --          --         --       --
                         1998   40,000         3.4         3.75      3.75     7/30/08     94,334  239,061
Neil A. Brumberger(4)... 1997       --          --           --        --          --         --       --
                         1998       --          --           --        --          --         --       --

--------
(1) Option grants are immediately exercisable for all the option shares, but any shares purchased under such option will be subject to repurchase by the Company at the option exercise price paid per share.
(2) The exercise price is equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors taking into account a number of factors at the time of the grants, including, without limitation, the current status of the Company and its future prospects, the status of the disk drive industry, values of comparable companies and the appraisals of an independent, third-party appraiser engaged by the Company.
(3) There can be no assurance provided to any executive officer or other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants which were made to the Named Executive Officers with an exercise price equal to the fair market value of the option shares on the grant date.
(4) The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company effective July 1998.

Aggregate Option Exercises in 1997 and 1998 and Year-End Values

  The following table provides information, with respect to each of the Named Executive Officers, concerning the exercise of options during 1997 and 1998 and unexercised options held by them at the end of each of those fiscal years. None of the Named Executive Officers exercised any options during 1997 or 1998.

                                                                                 Value of Unexercised
                                   Number of Unexercised Options                In-the-Money Options at
                                  at December 31, 1997 and 1998(#)          December 31, 1997 and 1998($)(1)
                              ----------------------------------------  ----------------------------------------
          Name           Year  Exercisable(2)        Unexercisable       Exercisable(2)        Unexercisable
          ----           ---- ----------------      ------------------  ----------------      ------------------
John F. Schaefer........ 1997                --                    --                  --                    --
                         1998
David L. Bultman........ 1997           125,000(2)                 --                  --                    --
                         1998           250,000                    --                  --
Wayne G. Erikson........ 1997                --                    --                  --                    --
                         1998                --                    --                  --                    --
Albert H. Munnikhuis.... 1997                --                    --                  --                    --
                         1998            60,000(3)                 --      $       55,000(3)                 --
Neil A. Brumberger(4)... 1997                --                    --                  --                    --
                         1998                --                    --                  --                    --

--------
(1) Based upon the fair market values of $8.75 and $3.75 per share determined by the Board of Directors at December 31, 1997 and 1998, respectively, less the option exercise price (i.e., the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors), payable per share. The Board of Directors takes into account a number of factors in determining fair market value, including, without limitation, the current status of the Company and its future prospects, the status of the disk drive industry, values of comparable companies and the appraisals of an independent, third-party appraiser engaged by the Company.

(2) Although the options are fully exercisable, only 28,333 and 54,118 options had vested as of December 31, 1997 and 1998, respectively. The option shares issuable upon exercise of such options are, prior to vesting, subject to a right of repurchase in favor of the Company.

(3) Although the options are fully exercisable, only 13,333 options had vested as of December 31, 1998. The option shares issuable upon exercise of such options are, prior to vesting, subject to a right of repurchase in favor of the Company.

(4) The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company effective July 1998.

Compensation Committee Interlocks and Insider Participation

  The members of the Compensation Committee are Messrs. Dean, Finzi and Terry, none of whom has been an officer or employee of the Company at any time since the Company's inception. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to compensation of the Company's executive officers.

  Mr. Dean is a Managing Director of DLJ Merchant Banking Partners, L.P., and Mr. Finzi is a General Partner of Sprout Group, both of which are affiliates of DLJ. DLJ is a principal stockholder of the Company. In each of 1996, 1997 and 1998, the Company paid DLJ $200,000 in fees for financial advisory and certain investment banking services provided to the Company. DLJ acted as the Initial Purchaser in the Original Note Offering and received an underwriting discount of $3.575 million in connection therewith. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

Compensation Plans and Arrangements

 Employment Contracts and Change in Control Arrangements

  In November 1994, the Company entered into an employment contract with Mr. Schaefer providing for his employment as chief executive officer and chairman of the Board of the Company. The employment contract is terminable at will by either Mr. Schaefer or the Company upon 30-days notice. The employment contract provides for an annual minimum base salary of $300,000. In addition, beginning in 1996, Mr. Schaefer became eligible to receive a bonus under the Company's bonus plan for officers. If the employment contract is terminated by the Company for any reason other than for cause or by Mr. Schaefer due to breach of the agreement or certain other actions by the Company, the Company must pay Mr. Schaefer, in addition to all accrued and unpaid salary and benefits, his salary and certain benefits for a period of 12 months from the date of such termination. If the Company terminates Mr. Schaefer's employment upon his permanent disability, subject to reduction for any insurance benefits received, Mr. Schaefer is entitled to receive his salary and benefits for 12 months from the date of such termination.

  In July 1995, in connection with the acquisition of ART, the Company entered into an employment contract with Mr. Brumberger providing for his employment as Vice President of the Company and President, Phase Metrics Automation. The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company, effective July 1998.

  In connection with any change of control of the Company, subject to certain limitations, outstanding options held by Mr. Bultman (as well as certain other senior executive officers) will either immediately vest in full, or will subsequently vest in full upon the involuntary termination of the individual's employment within 12 months thereafter.

 Bonus Plan for Officers and Certain Key Employees

  The Company has an established bonus plan for officers and certain key employees, including the Named Executive Officers. Payment of bonuses under this plan is dependent on the Company achieving financial goals established annually by the Compensation Committee, as well as the employee achieving certain priorities as established by Company management. Bonus targets range from a low of 10% of base salary for certain employees to a high of 50% of base salary for the Chief Executive Officer. Employees can earn up to 150% of their bonus targets, depending upon the performance of both the employee and the Company.

 1995 Stock Option Plan

  The Company's 1995 Stock Option Plan (the "1995 Plan") became effective when adopted by the Board of Directors (the "Board") and approved by the Company's shareholders in April 1995. A total of 6,300,000 shares of common stock have been authorized for issuance over the term of the 1995 Plan, subject to adjustment in the event of any stock dividends, stock splits or other similar changes affecting the Company's outstanding common stock.

  Employees (including officers), non-employee Board members and consultants and other advisors in the service of the Company or any parent or subsidiary company may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value per share on the grant date.

  The 1995 Plan is currently administered by the Board. However, the Board may at any time delegate such administration to the Compensation Committee. The Plan Administrator (whether the Board or such committee) has complete discretion to determine which eligible persons are to receive option grants, the time or times when such grants are to be made, the number of shares subject to each such grant, the status of an option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting or exercise schedule in effect for the option and the maximum term for which any option will remain outstanding. No option granted under the 1995 Plan may have a term in excess of 10 years and will be subject to earlier termination following the optionee's cessation of service with the Company.

  Option grants under the 1995 Plan may either become exercisable for the option shares in a series of installments over the optionee's period of service with the Company or may be immediately exercisable for all the option shares, but any shares purchased under such an immediately exercisable option will be subject to repurchase by the Company, at the option exercise price paid per share, should the optionee leave the Company's service prior to vesting in those shares. The Company will also have a right of first refusal with respect to any proposed sales or transfers of the shares of common stock issued under the 1995 Plan. Accordingly, the Company will have the opportunity to match any third-party offer to acquire those shares. However, all first refusal rights under the 1995 Plan will terminate in the event the Company's common stock is publicly held.

  The option exercise price will normally be payable in cash at the time of exercise. However, the Plan Administrator may allow the optionee to deliver a promissory note in payment of the exercise price and any withholding taxes incurred in connection with the exercise. Any such note will bear interest at the minimum rate required under the federal tax laws and will be secured by the purchased shares. Following an initial public offering of the common stock, the exercise price may be paid in shares of common stock valued at fair market value or through a cashless exercise procedure pursuant to which the purchased option shares are sold immediately and a portion of the sale proceeds equal to the option exercise price for those shares are remitted to the Company.

  Should the Company be acquired by merger or asset sale, all outstanding options will immediately vest in full, except to the extent those options are assumed by the successor entity. In the event the price payable per share of common stock in the acquisition (determined on a fully-diluted basis) is at least $7.00, the shares subject to the outstanding options under the 1995 Plan will, whether or not those options are to be assumed by the successor entity, vest for some option holders immediately upon such acquisition and will vest for the remaining option holders upon the subsequent termination of their service with the Company or the successor entity within 18 months following such acquisition.

  As of December 31, 1998, options to purchase up to 2,404,009 shares of common stock were outstanding under the 1995 Plan, options for 1,468,309 shares had been exercised, net of repurchases, and 2,527,682 shares of common stock were available for future option grant. To the extent any outstanding options terminate or expire unexercised, the shares of common stock subject to those options will be available for subsequent option grants.

  The Plan Administrator has the authority to effect the cancellation of outstanding options under the 1995 Plan in return for the grant of new options for the same or a different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

  The Board may amend or modify the 1995 Plan at any time. The 1995 Plan will terminate on April 1, 2005, unless sooner terminated by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of Phase Metrics' common stock as of December 31, 1998, by (1) each person or group of affiliated persons known by Phase Metrics to own beneficially more than 5% of the outstanding shares of Phase Metrics' common stock, (2) the Named Executive Officers, (3) each of Phase Metrics' directors, and (4) all directors and executive officers of Phase Metrics as a group. Unless otherwise indicated, the address for each of the following stockholders is 10260 Sorrento Valley Road, San Diego, California 92121.

                               Common           Series A          Series B          Series C
                              Stock(2)        Preferred(3)      Preferred(4)      Preferred(5)         Total(6)
                          ----------------- ----------------- ----------------- ----------------- ------------------
  Beneficial Owner(1)      Number   Percent  Number   Percent  Number   Percent  Number   Percent   Number   Percent
DLJ and the Sprout
 Entities (7)...........  5,942,720  51.4%  2,000,000  24.2%  3,857,280  100.0% 2,500,000  32.9%  14,300,000  36.1%
Arthur J. Cormier (8)...         --    --   4,500,000  54.5          --     --         --    --    4,500,000  13.4
John F. Schaefer (9)....  2,750,000  48.9   1,750,000  21.2          --     --         --    --    4,500,000  13.4
ABS Capital Partners II,
 L.P.(10)...............                           --    --          --     --  5,000,000  65.7    3,750,000  14.8
Neil A. Brumberger(11)..    450,000   7.3          --    --          --     --         --    --      450,000   1.2
Wayne G. Erickson(12)...    300,000   5.3          --    --          --     --         --    --      300,000     *
David L. Bultman(13)....    250,000   4.3          --    --          --     --         --    --      250,000     *
Dr. Gilbert F.
 Amelio(14).............    100,000   1.7          --    --          --     --    100,000   1.3      200,000     *
William E. Terry(15)....    100,000   1.7          --    --          --     --     10,000     *       60,000     *
Albert H.
 Munnikhuis(16).........     90,000   1.6          --    --          --     --         --    --       30,000     *
Thompson Dean(7)........         --    --          --    --          --     --         --    --           --    --
Robert Finzi(7).........         --    --          --    --          --     --         --    --           --    --
Andrew T. Sheehan(10)...         --    --          --    --          --     --         --    --           --    --
All directors and
 executive officers as a
 group (12 persons)
 (17)...................  4,060,000  63.2   6,250,000  75.8          --     --    110,000   1.4   10,420,000  30.2

-------
 * Less than one percent.

 (1) Except as indicated by footnote, the Company understands that the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

 (2) Reflects the beneficial ownership of the Company's common stock, assuming the conversion of the Convertible Subordinated Notes and the Bridge Note Warrants. Shares of common stock subject to options, warrants or notes which are currently exercisable or exercisable within 60 days of December 31, 1998, are deemed outstanding for computing the percentages of the person holding such options, warrants or notes, but are not deemed outstanding for computing the percentages of any other person. Percentage ownership is based on 5,622,309 shares of common stock outstanding as of December 31, 1998.

 (3) The number of shares reflects the number of shares of common stock in the aggregate issuable upon the conversion of the Series A Preferred Stock held by each person. Each share of Series A Preferred Stock is convertible into one share of common stock.

 (4) The number of shares reflects the number of shares of common stock in the aggregate issuable upon the conversion of the Series B Preferred Stock held by each person. Each share of Series B Preferred Stock is convertible into one share of common stock.

 (5) The number of shares reflects the number of shares of common stock in the aggregate issuable upon the conversion of the Series C Preferred Stock held by each person. Each share of Series C Preferred Stock is convertible into one share of common stock.

 (6) Reflects the beneficial ownership of the Company's capital stock, assuming the conversion of the Series A Preferred Stock, Series B Preferred Stock, Convertible Subordinated Notes and the Bridge Note Warrants. Shares of common stock subject to options, warrants or notes which are currently exercisable or exercisable within 60 days of December 31, 1998, are deemed outstanding for computing the percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the percentage of any other person.

 (7) Consists of shares held directly by DLJ Merchant Banking Partners, L.P. ("DLJMBP"), DLJ International Partners, C.V. ("DLJIP"), DLJ Offshore Partners, C.V. ("DLJOP"), DLJ Merchant Banking Funding, Inc. ("DLJMBF"), DLJ Capital Corporation ("DLJCC"), Sprout Growth II, L.P. ("Sprout II"), and Sprout Capital VI, L.P. ("Sprout VI," collectively, "DLJ and the Sprout Entities") and PM Funding, Inc. See "Certain Relationships and Related Transactions." The address of each of DLJMBP, DLJMBF, DLJCC, DLJ First and PM Funding is 277 Park Avenue, New York, New York 10172. The address of DLJIP and DLJOP is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of Sprout II and Sprout VI (the "Sprout Group") is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, California 94025. Mr. Dean, as a Managing Director of DLJMBP, and Mr. Finzi, as a General Partner of the Sprout Group, may be deemed to share voting and investment power over such shares. Messrs. Dean and Finzi disclaim beneficial interest in such shares, except to the extent of their respective interests in DLJ and the Sprout Entities. Includes 800,000 shares of Common Stock issuable upon the exercise of the Bridge Note Warrants at an exercise price of $1.55 per share held by DLJCC and PM Funding. Includes an aggregate of 5,142,720 shares of Common Stock issuable upon the exercise of the Convertible Subordinated Notes.

 (8) Includes 130,000 shares held by Mr. Cormier's children and other relatives for which Mr. Cormier maintains voting control.

 (9) Includes 98,700 shares of common stock which are held by Mr. Schaefer's children and other relatives for which Mr. Schaefer maintains voting control and 657,500 shares held by Mr. Schaefer's wife as her separate property.

(10) Mr. Sheehan, as a General Partner of ABS, may be deemed to share voting and investment power over such shares. Mr. Sheehan disclaims beneficial interest in such shares, except to the extent of his interests in ABS. The address of ABS is 101 California Street, 47th Floor, San Francisco, California 94111.

(11) The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company, effective July 1998. As of July 1998, Mr. Brumberger had exercised and vested in approximately 60,000 options.

(12) Includes 19,736 shares held in trust for Mr. Erickson's children for which Mr. Erickson maintains voting control. Includes 45,000 shares that are subject to a right of repurchase in favor of the Company that lapse in a series of monthly installments ending in November 1999.

(13) Includes immediately exercisable options to purchase 250,000 shares. Because of limitations under the federal tax laws for Incentive Stock Options, only options to purchase 222,888 shares are currently exercisable or exercisable within 60 days of December 31, 1998. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of monthly installments ending in July 2003.

(14) Includes immediately exercisable options to purchase 100,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of monthly installments ending in June 2000.

(15) Includes immediately exercisable options to purchase 100,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of annual and monthly installments ending in July 2003.

(16) Includes immediately exercisable options to purchase 60,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of annual and monthly installments ending in July 2003.

(17) See Footnotes 8, 9, 10, 11, 12, 13, 14, 15 and 16 above. Includes options exercisable for 800,000 shares of common stock under the 1995 Plan of which options to purchase 637,403 shares are currently exercisable or exercisable within 60 days of December 31, 1998, because of limitations under the Federal tax laws for Incentive Stock Options. Also includes 510,000 shares of common stock of which 82,167 shares are subject to a right of repurchase in favor of the Company that lapses in a series of monthly installments ending in August 2002. Excludes shares held by DLJ and the Sprout Entities and ABS. See Footnotes 7 and 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since January 1, 1998, other than as described below or elsewhere in this Report there has not been any transaction or series of similar transactions to which Phase Metrics was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of Phase Metrics' voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below. See "Executive Compensation -- Compensation Plans and Arrangements -- Employment Contracts and Change in Control Arrangements" and "-- Limitation of Liability and Indemnification Matters."

Series C Preferred Stock Financing

  In August and September 1998, the Company issued and sold an aggregate of 7,610,000 shares of its Series C Preferred Stock for $4.00 per share to a group of investors, which included a number of its current stockholders and two members of the Company's Board of Directors. The Company received aggregate proceeds of approximately $30.4 million in connection with the Series C Financing. Immediately following the consummation of the Series C Financing, the Company used $7.1 million of the net proceeds therefrom to repay the indebtedness and accrued interest outstanding under the New Credit Facility.

Securityholders Agreement

  The Amended and Restated Securityholders Agreement (the "Securityholders Agreement") provides that each of Messrs. Schaefer and Cormier, DLJMBP, Sprout II and ABS, shall be entitled to designate one director to the Company's Board, and Messrs. Schaefer and Cormier, with the consent of DLJ and the Sprout Entities, shall have the right to designate the sixth director and DLJ and the Sprout Entities shall have the right to designate the seventh director to the Company's Board. The Securityholders Agreement also contains certain restrictions on the ability of the parties thereto to sell their shares of stock; registration rights; preemptive rights in connection with the issuance by the Company of additional equity securities other than upon certain defined events, including an initial public offering by the Company; certain rights of first refusal between the stockholders who are party to such agreement providing each such party the right to purchase any equity securities that any of the other parties to the agreement desire to sell to third parties and other matters customary for such agreements. The rights of the parties to the Securityholders Agreement with respect to certain restrictions on transfer and the preemptive rights under such Agreement terminate in connection with certain public offerings of common stock by the Company. Under the Securityholders Agreement, the Company was obligated until November 23, 1998, to use DLJ as its exclusive financial advisor and investment banker. In consideration for DLJ's services, the Company has agreed to pay DLJ an annual retainer of $200,000. In each of 1996, 1997 and 1998, the Company paid DLJ $200,000 in fees for financial advisory and certain investment banking services provided to the Company.

  DLJ acted as the initial purchaser in the Original Note Offering and received an underwriting discount of $3.575 million in connection therewith.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

  1. Financial Statements. The following financial statements of Phase Metrics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           Page
 Independent Auditors' Report............................................. F-2
 Consolidated Balance Sheets as of December 31, 1997 and 1998............. F-3
 Consolidated Statements of Operations for the years ended December 31,
  1996, 1997 and 1998..................................................... F-4
 Consolidated Statements of Stockholders' Deficit for the years ended
  December 31, 1996,
  1997 and 1998........................................................... F-5
 Consolidated Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998..................................................... F-6
 Notes to Consolidated Financial Statements............................... F-7

  2. Financial Statement Schedules. The following financial statement schedule of Phase Metrics is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  Independent Auditors' Report on Schedule II.............................. F-27
  Schedule II--Valuation and Qualifying Accounts........................... F-28

  3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

    3.1** Amended and Restated Certificate of Incorporation of the Company.
    3.2** Bylaws of the Company.
    4.1** Purchase Agreement dated as of January 23, 1998 by and among the Company, Helios, Incorporated, Applied Robotic Technologies, Inc.,
          Air Bearings, Incorporated, Santa Barbara Metric, Inc. and Donaldson,
          Lufkin & Jenrette Securities Corporation.
    4.2** Indenture dated as of January 30, 1998 by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company of
          California, N.A. as Trustee.
    4.3** Form of 10 3/4% Senior Notes Due 2005 dated as of January 30, 1998
          (incorporated by reference to Exhibit 4.2).
    4.4** Registration Rights Agreement dated as of January 30, 1998 by and among the Company, Helios, Incorporated, Applied Robotics
          Technologies, Inc., Air Bearings, Incorporated, Santa Barbara Metric,
          Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
   10.1** Lease Agreement dated June 5, 1995 by and between the Company and
          Security Capital Industrial Trust.
   10.2** Sublease Agreement dated April 1, 1997 by and between the Company and
          Hitachi America Ltd.
   10.3** Master Security Agreement dated as of May 5, 1995 between the Company and Komag Incorporated, a Delaware corporation.
   10.4** Employment Agreement dated November 23, 1994 by and between the
          Company and John F. Schaefer.
   10.6** Form of Indemnification Agreement.
   10.7** 1995 Stock Option/Stock Issuance Plan.
   10.8** Form of Notice of Grant of Stock Option with respect to holders of stock options granted under the 1995 Stock Option/Stock Issuance
          Plan.

   10.9** Form of Stock Option Agreement and Addendum generally used in connection with the 1995 Stock Option/Stock Issuance Plan.
   10.10** Form of Stock Purchase Agreement and Addendum generally used in connection with the 1995 Stock Option/Stock Issuance Plan.
   10.11** Amended and Restated Securityholders Agreement dated as of August 3,
           1998, among DLJ Merchant Banking Partners, L.P., DLJ International
           Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking
           Funding, Inc., DLJ First ESC, L.P., DLJ Capital Corporation, Sprout
           Growth II, L.P., Sprout Capital VI, L.P., PM Funding, Inc.,
           Donaldson, Lufkin & Jenrette Securities Corporation, ABS Capital
           Partners II, L.P., Arthur J. Cormier, John F. Schaefer, The
           Freedland 1994 Unitrust, The Moraru 1994 Unitrust, The Le 1994
           Unitrust, The Najjor Unitrust, Neil H. Brumberger, Hart H.
           Brumberger, Roger D. Peters and Mary Anne Christine Peters Living
           Trust, Jeffrey K. Rhoton and Yvonne H. Rhoton Living Trust, Raymond
           M. Karam, Randall E. Bye, Pedro A. Aylwin, Dr. Gilbert E. Amelio and the Company.
   10.12** Master Capital Lease Agreement dated as of January 13, 1996 by and between the Company and NTFC Capital Corporation.
   10.13** Form of Convertible Subordinated Note Due 2005 dated as of November
           23, 1994 including all amendments thereto.
   10.14** Inter-Securityholder Agreement dated as of August 3, 1998 among DLJ
           Merchant Banking Partners, L.P., DLJ International Partners, C.V.,
           DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc., DLJ
           Capital Corporation, DLJ First ESC, L.P., Sprout Growth II, L.P.,
           Sprout Capital VI, L.P., ABS Capital Partners II, L.P., Donaldson,
           Lufkin & Jenrette Securities Corporation, William E. Terry, Dr.
           Gilbert F. Amelio and the Company.
   10.15** Securities Purchase Agreement, dated as of August 3, 1998 among ABS
           Capital Partners II, L.P., DLJ Merchant Banking Partners, L.P., DLJ
           International Partners, C.V., DLJ Offshore Partners, C.V., DLJ
           Merchant Banking Funding, Inc., DLJ Capital Corporation, Donaldson,
           Lufkin & Jenrette Securities Corporation, DLJ First ESC, L.P.,
           Sprout Growth II, L.P., Sprout Capital VI, L.P., Dr. Gilbert F.
           Amelio, William E. Terry and the Company.
   10.16* Purchase and Sale Agreement, dated as of October 16, 1998, as amended, by and between the Company and Legacy Partners Commercial, Inc.
   10.17* Lease Agreement, dated as of December 16, 1998, by and between the Company and Legacy Partners Commercial, Inc.
   12.1**  Statement Regarding Computation of Ratios.
   21.1**  List of Subsidiaries.
   24.1**  Powers of Attorney (contained on signature page on page 56).
   25.1**  Form T-1 Statement of Eligibility and Qualification of State Street
           Bank and Trust Company of California, N.A. as Trustee.
   27.1    Financial Data Schedule.

--------
* Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed on January 13, 1999.

** Incorporated by reference to the Exhibit indicated in the Company's Registration Statement on Form S-4 (File No. 333-48817).

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 30th day of March, 1999.

                                          PHASE METRICS

                                                  /s/ John F. Schaefer
                                          By: _________________________________
                                                      John F. Schaefer
                                                   Chairman of the Board,
                                           Chief Executive Officer and President

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint John F. Schaefer and Brad LaLuzerne, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ John F. Schaefer           Chairman of the Board, Chief       March 30, 1999
____________________________________  Executive Officer and President
          John F. Schaefer            (Principal Executive Officer)

       /s/ Brad LaLuzerne            Vice President, Chief Financial    March 30, 1999
____________________________________  Officer and Assistant Secretary
           Brad LaLuzerne             (Principal Accounting and
                                      Financial Officer)

       /s/ Arthur Cormier            Director                           March 30, 1999
____________________________________
           Arthur Cormier

       /s/ Thompson Dean             Director                           March 30, 1999
____________________________________
           Thompson Dean

        /s/ Robert Finzi             Director                           March 30, 1999
____________________________________
            Robert Finzi

   /s/ Dr. Gilbert F. Amelio         Director                           March 30, 1999
____________________________________
       Dr. Gilbert F. Amelio

      /s/ William E. Terry           Director                           March 30, 1999
____________________________________
          William E. Terry

     /s/ Andrew T. Sheehan           Director                           March 30, 1999
____________________________________
         Andrew T. Sheehan

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Phase Metrics, Inc.:
 Independent Auditors' Report............................................. F-2
 Consolidated Balance Sheets as of December 31, 1997 and 1998............. F-3
 Consolidated Statements of Operations for the years ended December 31,
  1996, 1997 and 1998..................................................... F-4
 Consolidated Statements of Stockholders' Deficit for the years ended
  December 31, 1996,
  1997 and 1998........................................................... F-5
 Consolidated Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998..................................................... F-6
 Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

Phase Metrics, Inc.:

  We have audited the accompanying consolidated balance sheets of Phase Metrics, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phase Metrics, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 5, 1999

                              PHASE METRICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                             December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  2,977  $ 24,714
  Accounts receivable, net................................   28,730    13,577
  Inventories.............................................   55,585    25,222
  Prepaid expenses and other..............................    1,975     2,189
  Income taxes receivable.................................    5,156     6,062
  Deferred tax assets.....................................    8,952       --
                                                           --------  --------
    Total current assets..................................  103,375    71,764
Property, plant and equipment, net........................   38,023    17,793
Intangible assets, net....................................    4,966     1,782
Deferred tax assets.......................................    5,269       --
Other.....................................................    3,097     4,776
                                                           --------  --------
Total assets.............................................. $154,730  $ 96,115
                                                           ========  ========

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable........................................ $ 10,419  $  6,682
  Accrued expenses and other liabilities..................   16,058    16,966
  Customer deposits.......................................    9,038       859
  Current portion of debt.................................    1,785     1,374
                                                           --------  --------
    Total current liabilities.............................   37,300    25,881
Long-term liabilities:
  Long-term debt..........................................  111,272   107,257
  Convertible subordinated notes..........................    8,000     8,000
  Accrued expenses and interest...........................    6,794     9,591
Series B redeemable preferred stock, $.0001 par value,
 3,857,280 shares
 authorized, issued and outstanding (liquidation
 preference of $10,578 and
 $11,328 at December 31, 1997 and 1998, respectively).....    9,237    11,331
Series C redeemable preferred stock, $.0001 par value,
 7,610,000 shares authorized, issued and outstanding
 (liquidation preference of $38,050)......................      --     31,212

Commitments and contingencies (Notes 6 and 11)

Stockholders' deficit:
  Series A preferred stock, $.0001 par value, 8,250,000
   shares authorized, issued and outstanding (liquidation
   preference of $9,000)..................................        3         3
  Common stock, $.0001 par value, 70,000,000 shares
   authorized; 5,627,431 and 5,622,309 shares issued and
   outstanding at December 31, 1997 and 1998,
   respectively...........................................    6,090     6,498
  Retained deficit........................................  (23,166) (103,298)
  Accumulated other comprehensive loss....................     (800)     (360)
                                                           --------  --------
    Total stockholders' deficit...........................  (17,873)  (97,157)
                                                           --------  --------
Total liabilities, redeemable preferred stock and
 stockholders' deficit.................................... $154,730  $ 96,115
                                                           ========  ========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1996      1997      1998
                                                 --------  --------  --------
Net sales....................................... $190,773  $184,660  $104,994
Cost of sales...................................  103,861   101,294    93,168
                                                 --------  --------  --------
    Gross profit................................   86,912    83,366    11,826
Operating expenses:
  Research and development......................   31,110    43,572    33,329
  Selling, general and administrative...........   24,631    22,968    17,370
  Amortization and write-downs of intangibles...   28,656    14,591     3,460
  Settlement charge.............................      --        --      5,872
  Restructuring charges.........................      --        --      4,184
  Purchased in-process research and
   development..................................   13,935       --        --
                                                 --------  --------  --------
    Total operating expenses....................   98,332    81,131    64,215
                                                 --------  --------  --------
Income (loss) from operations...................  (11,420)    2,235   (52,389)
Interest expense................................    8,448    11,573    14,456
Other (income) expense, net.....................      (26)      474      (339)
                                                 --------  --------  --------
Loss before income taxes and extraordinary
 items..........................................  (19,842)   (9,812)  (66,506)
Income tax expense (benefit)....................   (8,974)   (4,268)    9,000
                                                 --------  --------  --------
Loss before extraordinary items.................  (10,868)   (5,544)  (75,506)
Extraordinary loss, net of income taxes.........   (1,122)      --     (1,345)
                                                 --------  --------  --------
Net loss........................................ $(11,990) $ (5,544) $(76,851)
                                                 ========  ========  ========
Accretion for redemption value and dividends on
 Series B and C redeemable preferred stock...... $ (3,000) $ (2,923) $ (3,281)
                                                 ========  ========  ========
Net loss attributable to common stockholders.... $(14,990) $ (8,467) $(80,132)
                                                 ========  ========  ========
Comprehensive Loss:
  Net loss...................................... $(11,990) $ (5,544) $(76,851)
Other comprehensive income (loss):
  Foreign currency translation adjustments......      --       (800)      440
                                                 --------  --------  --------
Comprehensive loss.............................. $(11,990) $ (6,344) $(76,411)
                                                 ========  ========  ========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)

                              Series A                                   Accumulated
                          Preferred Stock    Common Stock    Retained       Other
                          ---------------- ----------------- Earnings   Comprehensive
                           Shares   Amount  Shares    Amount (Deficit)      Loss       Total
                          --------- ------ ---------  ------ ---------  ------------- --------
Balance, January 1,
 1996...................  8,250,000  $ 3   5,419,600  $3,298 $     291      $ --      $  3,592
Issuance of common stock
 to effect
 acquisitions...........        --   --      254,000   1,905       --         --         1,905
Exercise of options, net
 of repurchases.........        --   --      (41,100)     62       --         --            62
Accrued dividends on
 Series B redeemable
 preferred stock........        --   --          --      --     (1,500)       --        (1,500)
Accretion for redemption
 value on Series B
 redeemable preferred
 stock..................        --   --          --      --     (1,500)       --        (1,500)
Compensation expense on
 option grants..........        --   --          --      400       --                      400
Net loss................        --   --          --      --    (11,990)       --       (11,990)
                          ---------  ---   ---------  ------ ---------      -----     --------
Balance, December 31,
 1996...................  8,250,000    3   5,632,500   5,665   (14,699)       --        (9,031)
Exercise of options, net
 of repurchases.........        --   --       (5,069)     25       --         --            25
Accrued dividends on
 Series B redeemable
 preferred stock........        --   --          --      --     (1,423)       --        (1,423)
Accretion for redemption
 value on Series B
 redeemable preferred
 stock..................        --   --          --      --     (1,500)       --        (1,500)
Compensation expense on
 option grants..........        --   --          --      400       --                      400
Net loss................        --   --          --      --     (5,544)       --        (5,544)
Accumulated translation
 adjustments............        --   --          --      --        --        (800)        (800)
                          ---------  ---   ---------  ------ ---------      -----     --------
Balance, December 31,
 1997...................  8,250,000    3   5,627,431   6,090   (23,166)      (800)     (17,873)
Exercise of options, net
 of repurchases.........        --   --       (5,122)      8       --         --             8
Accrued dividends on
 Series B redeemable
 preferred stock........        --   --          --      --       (750)       --          (750)
Accretion for redemption
 value on Series B
 redeemable preferred
 stock..................        --   --          --      --     (1,337)       --        (1,337)
Accretion for dividends
 and redemption value on
 Series C redeemable
 preferred stock........        --   --          --      --     (1,194)       --        (1,194)
Compensation expense on
 option grants..........        --   --          --      400                  --           400
Net loss................        --   --          --      --    (76,851)                (76,851)
Accumulated translation
 adjustments............        --   --          --      --        --         440          440
                          ---------  ---   ---------  ------ ---------      -----     --------
Balance, December 31,
 1998...................  8,250,000  $ 3   5,622,309  $6,498 $(103,298)     $(360)    $(97,157)
                          =========  ===   =========  ====== =========      =====     ========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
Operating activities:
  Net loss.......................................  $(11,990) $ (5,544) $(76,851)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization and writedowns
     of intangibles..............................    32,953    21,872    12,056
    Amortization of deferred financing costs.....       644       540       776
    Loss on disposal of property, plant and
     equipment...................................       --        714       163
    Compensation expense on option grants........       400       400       400
    Deferred income taxes........................   (16,333)   (1,353)   14,221
    Interest on convertible subordinated notes...     2,000     1,894     1,000
    Impairment of property, plant and equipment..       --        --      2,519
    Purchased in-process research and
     development.................................    13,935       --        --
    Extraordinary loss net of income taxes.......     1,122       --      1,345
    Changes in assets and liabilities:
      Accounts receivable........................     2,442    (3,688)   15,153
      Inventories................................   (20,019)   (4,508)   29,897
      Prepaid expenses and other assets..........    (5,796)    3,732    (3,681)
      Income taxes receivable....................    (5,000)     (156)     (168)
      Accounts payable...........................    (5,189)   (7,769)   (3,737)
      Customer deposits, accrued expenses and
       other liabilities.........................   (10,571)  (12,526)   (5,055)
                                                   --------  --------  --------
        Net cash used for operating activities...   (21,402)   (6,392)  (11,962)
                                                   --------  --------  --------
Investing activities:
  Acquisition of property, plant and equipment...   (24,564)  (17,091)   (1,492)
  Proceeds from sale of property, plant and
   equipment.....................................     4,431       --     11,926
  Acquisitions, net of cash acquired of $1,595...   (20,752)      --        --
  Other..........................................       --        (78)     (278)
                                                   --------  --------  --------
        Net cash provided by (used for) investing
         activities..............................   (40,885)  (17,169)   10,156
                                                   --------  --------  --------
Financing activities:
  Proceeds from term notes.......................   145,000       --        --
  Proceeds from senior notes.....................       --        --    110,000
  Repayment of term and subordinated notes.......   (80,446)   (1,800)  (79,200)
  Revolving loans--net...........................      (300)   26,900   (30,700)
  Payment of debt issuance costs.................    (3,872)     (330)   (5,560)
  Payments on capital lease obligations..........      (436)     (912)   (1,090)
  Proceeds from issuance of common stock, net of
   repurchases...................................        62        25         8
  Proceeds from issuance of preferred stock......       --        --     30,020
                                                   --------  --------  --------
        Net cash provided by financing
         activities..............................    60,008    23,883    23,478
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       --        (82)       65
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    (2,279)      240    21,737
Cash and cash equivalents, beginning of period...     5,016     2,737     2,977
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $  2,737  $  2,977  $ 24,714
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest paid..................................  $  5,277  $  9,393  $  7,760
                                                   ========  ========  ========
  Income taxes paid (net refunds)................  $ 21,857  $ (5,357) $ (5,103)
                                                   ========  ========  ========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1. The Company and Summary of Significant Accounting Policies

  Nature of Operations--Phase Metrics, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and sell process and production test equipment for the data storage industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates in the Preparation of the Consolidated Financial Statements--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities are affected by such estimates and assumptions. Actual results could differ from those estimates.

  Cash and Cash Equivalents--The Company invests its excess cash in money market accounts, commercial paper and highly liquid government securities. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Fair Value of Financial Instruments--As of December 31, 1997 and 1998, the carrying amounts of cash and cash equivalents and borrowings outstanding under the Company's credit agreements approximated their respective fair values. Estimation of the fair value of the Senior notes and convertible subordinated notes is not deemed practicable as there is no public market for these notes and the Company is unable to determine the market interest rate at which financing would have been available at December 31, 1998.

  Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents and accounts receivable.

  The Company sells its products without collateral primarily to companies located in the western United States and Asia. Historically, a significant portion of the Company's sales in any particular period have been attributable to sales to a limited number of customers. Credit is extended based on an evaluation of the customer's financial condition. The Company estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the sales are recognized.

  Inventories--Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements were depreciated over 39 years and equipment and furniture are generally depreciated over three to five years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the remaining lease term or the life of the assets. Depreciation and amortization expense related to property, plant and equipment totaled $4.3 million, $7.3 million, and $8.6 million for the years ended December 31, 1996, 1997 and 1998, respectively.

  Intangible Assets--Intangible assets consist primarily of purchased technology and covenants not to compete recorded in connection with the Company's acquisitions. Purchased technology was amortized using the straight-line method over its expected useful life, generally three years. Covenants not to compete are amortized using the straight-line method over the terms of the agreements of five to seven years.

  Impairment of Long-Lived Assets--The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the underlying assets and business environment. If the Company identifies events or circumstances which indicate that an impairment might exist,

                              PHASE METRICS, INC.

the Company determines whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts. If impairment exists, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair values determined by the estimated discounted future cash flows.

  In 1996, the Company recorded write-downs totaling $11.9 million related to impairment losses primarily for Cambrian Systems, Inc. ("Cambrian") and Applied Robotic Technologies, Inc. ("ART") purchased technology. In 1997, the Company recorded a write-down totaling $2.0 million related to an impairment loss for Air Bearings, Inc. ("ABI") purchased technology. In 1998, the Company recorded write-downs totaling $2.5 million related to impairment losses for property, plant and equipment obsoleted due to restructuring activities.

  Stock-Based Compensation--As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based awards to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based awards to employees.

  Foreign Currency Translation--The financial statements of the Company's subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are presented as a separate component of stockholders' deficit.

  Revenue and Related Cost Recognition--Sales are generally recognized upon shipment. A provision for estimated warranty and installation costs is recorded upon product shipment.

  Research and Development--Research and development costs are expensed as incurred. The Company's products include certain software applications that are integral to the operation of the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

  Comprehensive Income--As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Accumulated translation adjustments of $(0.8) million and $0.4 million for the years ended December 31, 1997 and 1998 respectively, are the only other comprehensive income component for the Company and have been reported as other comprehensive income in the accompanying consolidated statements of operations.

  Segment Reporting--As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in one reportable segment. The adoption of SFAS No. 131 has no impact on the earnings or statement of financial position of the Company. (See Note 13)

  Recent Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt SFAS No. 133 for its fiscal year ending December 31, 1999. The Company has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its earnings or statement of financial position.

                              PHASE METRICS, INC.

  Stock Split--Concurrent with the sale of the Series C Preferred, the Company implemented a twenty-for-one stock split with respect to the Series A and Series B Preferred Stock, with corresponding adjustments to related common stock conversion factors and per share liquidation preferences, redemption prices and dividend rates. Related share information has been restated accordingly herein.

  Reclassifications--Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Balance Sheet Details

 Accounts Receivable

  Accounts receivable consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
     Trade receivables........................................ $30,393  $15,938
     Allowance for doubtful accounts..........................  (1,663)  (2,361)
                                                               -------  -------
                                                               $28,730  $13,577
                                                               =======  =======

 Inventories

  Inventories consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
     Raw materials and components.............................. $30,915 $ 7,277
     Work-in-process...........................................   9,796   8,237
     Finished goods............................................  14,874   9,708
                                                                ------- -------
                                                                $55,585 $25,222
                                                                ======= =======

 Property, Plant and Equipment

  Property, plant and equipment consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
     Land................................................... $  2,400  $    --
     Buildings and improvements.............................    9,147       --
     Equipment and furniture................................   30,944    32,753
     Leasehold improvements.................................    5,514     5,500
     Construction in progress...............................    1,098       171
                                                             --------  --------
                                                               49,103    38,424
     Accumulated depreciation and amortization..............  (11,080)  (20,631)
                                                             --------  --------
                                                             $ 38,023  $ 17,793
                                                             ========  ========

                              PHASE METRICS, INC.

 Intangible Assets

  Intangible assets consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                 1997     1998
                                                               --------  ------
     Purchased technology..................................... $ 17,598  $  --
     Covenants not to compete.................................    2,175   2,175
     Patents..................................................      131     409
                                                               --------  ------
                                                                 19,904   2,584
     Accumulated amortization and write-downs.................  (14,938)   (802)
                                                               --------  ------
                                                               $  4,966  $1,782
                                                               ========  ======

 Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
     Accrued warranty.......................................... $ 5,461 $ 3,625
     Accrued compensation......................................   6,271   2,173
     Accrued interest on senior notes..........................     --    5,012
     Other.....................................................   4,326   6,156
                                                                ------- -------
                                                                $16,058 $16,966
                                                                ======= =======

 Accrued Expenses and Interest

  Accrued expenses and interest consist of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
     Accrued interest on convertible subordinated notes.......... $6,102 $7,102
     Other accrued expenses......................................    692  2,489
                                                                  ------ ------
                                                                  $6,794 $9,591
                                                                  ====== ======

3. Acquisitions

  In January 1996, the Company acquired all of the outstanding stock of ABI and in December 1996, the Company acquired all of the outstanding stock of Santa Barbara Metric ("SBM") and a portion of the business of Kirell Development, Inc. ("KDI"). The acquired companies provided process and production test equipment for the data storage industry. The acquisitions have been accounted for in accordance with the purchase method of accounting and the accompanying consolidated financial statements reflect the purchase price allocated to assets acquired and liabilities assumed based upon their fair values as of the acquisition date. The Company's results of operations include those of the acquired companies from their respective dates of acquisition.

  In connection with the Company's acquisitions of ABI, SBM and a portion of the business of KDI in 1996, the Company acquired certain in-process research and development projects that had not reached technological feasibility and had no alternative future uses. Accordingly, $13.4 million of purchased in-process research and development was expensed in 1996.

                              PHASE METRICS, INC.

  The fair value of significant assets acquired, liabilities assumed and purchased in-process research and development is summarized as follows (in millions):

                                                                      1996
                                                                   ------------
                                                                          KDI &
                                                                    ABI    SBM
                                                                   -----  -----
     Current assets............................................... $ 4.5  $ 0.5
     Property and other assets....................................   0.7    --
     Covenant not to compete......................................   --     1.8
     Purchased technology and goodwill............................   4.9    --
     Liabilities..................................................  (0.1)  (1.4)
     Purchased in-process research and development................  11.0    2.4
                                                                   -----  -----
     Total purchase price......................................... $21.0  $ 3.3
                                                                   =====  =====

  The following summarizes the cash and noncash components of the Company's acquisitions (in millions):

                                                                       1996
                                                                      -----
     Total purchase price............................................ $24.3
     Common stock issued.............................................  (1.9)
     Cash acquired...................................................  (1.6)
                                                                      -----
     Cash used for acquisitions...................................... $20.8
                                                                      =====

  The following unaudited information presents the pro forma results of operations of the Company, after giving effect to certain adjustments including amortization of intangible assets acquired, as if each acquisition had taken place on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on such date, nor are they necessarily indicative of future results to be expected (in thousands):

                                                                      Proforma
                                                                     Year Ended
                                                                    December 31,
                                                                        1996
                                                                    ------------
     Net sales.....................................................   $190,773
                                                                      ========
     Income before extraordinary item..............................   $  1,320
                                                                      ========
     Net income....................................................   $    198
                                                                      ========

                              PHASE METRICS, INC.

4. Debt

  Debt Summary--Debt is summarized as follows (in thousands):

                                                             December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
   Senior notes........................................... $    --   $105,487
   Credit agreements......................................  109,900       --
   Convertible subordinated notes.........................    8,000     8,000
   Capital lease obligations with weighted average annual
    interest rates of 9%..................................    3,157     3,144
                                                           --------  --------
   Total..................................................  121,057   116,631
   Less current portion...................................   (1,785)   (1,374)
                                                           --------  --------
   Long-term debt......................................... $119,272  $115,257
                                                           ========  ========

  Senior Notes--In January 1998, the Company sold $110.0 million of its 10.75% Senior Notes due January 2005 (the "Notes"), in a private offering. The Notes bear interest at 10.75% per annum, payable semiannually in arrears in February and August. The Notes are senior unsecured obligations of the Company, and are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2002, in cash at redemption prices as defined. In addition, at any time prior to February 1, 2001, the Company may redeem up to 33% of the Notes at a redemption price as defined, with the net proceeds of a public equity offering, as defined. Issuance costs of the Notes offering totaled $5.1 million, including $3.6 million of underwriting discount paid to an affiliate of a number of major stockholders of the Company.

  The Notes contain customary affirmative and negative covenants, including limitations on other indebtedness, liens, investments and guarantees, restricted payments, mergers and acquisitions, sales of assets, capital expenditures, leases and affiliate transactions.

  Effective in October 1998, the Company completed offers to exchange all of the Notes with new notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

  The Company is accreting the carrying value of the senior notes payable to their redemption value.

  Credit Agreements--At December 31, 1997, the Company had a $120.0 million credit agreement (the "Credit Agreement") with a group of financial institutions (the "Lenders") which provided for five-year term loans (the "Term Loans") in the principal amount of $80.0 million and a three-year revolving credit facility (the "Revolver") of up to $40.0 million. In connection with the Credit Agreement, the Company paid fees of $1.2 million, for debt issuance costs to the syndication agent, who was an affiliate of a number of the major stockholders of the Company.

  Concurrently with closing the sale of the Notes, the Company entered into a $25 million revolving credit facility with a group of banks (the "New Credit Facility").

  The Company used the net proceeds of the Notes of $104.9 million, together with existing cash and an initial draw of $1.6 million under the New Credit Facility to repay in full its then existing credit agreements and accrued interest, as well as to pay fees of $0.3 million for the New Credit Facility.

  In connection with the January 1998 repayment of its then existing credit agreements and accrued interest, the related unamortized debt issuance costs were written off. This write-off, net of related tax benefit of $0.7 million, has been reported as an extraordinary loss in the accompanying consolidated statements of operations.

                              PHASE METRICS, INC.

  In August 1998, with the proceeds from the sale of its Series C Preferred Stock (see Note 9), the Company repaid in full the New Credit Facility and accrued interest, totaling $7.1 million, and terminated the New Credit Facility. In connection with this repayment, in the third quarter of 1998 the Company recorded a $0.4 million write-off of the related unamortized debt issuance costs as an extraordinary loss in the accompanying consolidated statements of operations.

  In connection with the refinancing of certain credit facilities in January and December 1996, the related unamortized debt issuance costs were written off. These write-offs, net of related tax benefit, have been reported as extraordinary items in the accompanying consolidated statements of operations. In connection with the December 1996 refinancing, the Company paid fees of $1.2 million to an affiliate of a number of major stockholders of the Company. The Company also paid this same entity $200,000 in fees for financial advisory services in each of 1996, 1997 and 1998.

  Convertible Subordinated Notes--In November 1994, the Company issued and sold $8.0 million principal amount of its convertible subordinated notes (the "Convertible Subordinated Notes") to certain stockholders.

  The Convertible Subordinated Notes mature in July 2005. Interest accrued at $2 million per year from issuance through November 23, 1997, and thereafter at a minimum of $1 million per year. The Convertible Subordinated Notes bore interest at 12.5% as of December 31, 1998. Interest is payable at maturity. The convertible subordinated notes, including accrued interest are: (i) convertible into 5,142,720 shares of Common Stock at the option of the holder,
(ii) automatically converted into Common Stock upon effectiveness of a public equity offering as defined, and (iii) entitled to anti-dilution rights.

5. Income Taxes

  The components of income tax expense (benefit) are summarized as follows (in thousands):

                                                   Years Ended December 31,
                                                   --------------------------
                                                     1996     1997     1998
                                                   --------  -------  -------
   Current income taxes:
     Federal...................................... $  6,330  $(2,915) $(5,960)
     State........................................      590      --       --
                                                   --------  -------  -------
       Total......................................    6,920   (2,915)  (5,960)
   Deferred income taxes:
     Federal......................................  (13,610)     386   17,782
     State........................................   (3,211)  (1,739)  (3,561)
                                                   --------  -------  -------
       Total......................................  (16,821)  (1,353)  14,221
   Income tax (benefit) expense before
    extraordinary items...........................   (9,901)  (4,268)   8,261
   Extraordinary items............................      927      --       739
                                                   --------  -------  -------
   Income tax expense (benefit)................... $ (8,974) $(4,268) $ 9,000
                                                   ========  =======  =======

                              PHASE METRICS, INC.

  The reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                 Years Ended December 31,
                                              ------------------------------
                                                1996       1997       1998
                                              --------   --------   --------
     Statutory tax rate--expense (benefit)...    (35.0)%    (34.0)%    (34.0)%
     Federal research and development
      credits................................     (4.0)      (8.2)      (1.7)
     State income taxes, net of federal
      benefit................................     (6.6)      (4.2)      (3.3)
     Foreign sales corporation, net of tax...     (2.4)       --         --
     Purchased in-process research and
      development............................      1.8        --         --
     Compensation on option grants...........      0.6        1.4        0.2
     Valuation allowance.....................      --         --        50.7
     Other...................................      0.4        1.5        0.6
                                              --------   --------   --------
     Effective tax rate--expense (benefit)...    (45.2)%    (43.5)%     12.5 %
                                              ========   ========   ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and the amounts used for income tax purposes. The items comprising the Company's deferred tax assets are as follows (in thousands):

                                                              December 31,
                                                            -----------------
                                                             1997      1998
                                                            -------  --------
     Reserves not currently deductible..................... $ 5,492  $  7,252
     Customer deposits.....................................   1,469       539
     Uniform capitalization adjustment.....................     707       282
     State taxes...........................................  (1,345)   (2,635)
     Purchased technology..................................   6,540     6,228
     Property and equipment................................     --      2,218
     Tax loss and credit carryforwards (expiring through
      2018)................................................     803    18,261
     Other.................................................     555     1,419
     Valuation Allowance...................................     --    (33,564)
                                                            -------  --------
     Total................................................. $14,221  $    --
                                                            =======  ========

  At December 31, 1998, the Company had available federal and California state net operating loss carryforwards of approximately $36.4 million in the aggregate, to offset future taxable income through 2013 and 2003, respectively. Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

  In 1998, the Company recorded a $33.6 million valuation allowance against its entire net deferred tax asset balance due to uncertainty regarding realization of the deferred tax asset, due to the significant loss incurred in 1998 and uncertainty regarding future taxable income.

6. Leases

  Sale/Leaseback--In December 1998, the Company disposed of the real property, improvements, fixtures and office buildings (collectively, the "Property") located at its San Diego facility for net proceeds of $11.9 million. The purchaser of the Property included an entity which is affiliated with a number of the Company's major stockholders. The property was listed and sold through a national real estate broker and the

                              PHASE METRICS, INC.

Company believes the purchase price represented fair value for the property. In connection with the sale of the Property, the Company entered into a lease with the purchaser to leaseback a portion of the Property. The resulting gain of $0.9 million from the sale of the Property has been deferred in the accompanying financial statements, and will be amortized to income over the three year term of the lease.

  Capital Leases--The Company entered into capital lease obligations of $1.8 million, $0.8 million, and $1.1 million in connection with lease agreements for equipment and furniture during the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1997 and 1998, assets under capital leases included in property, plant and equipment totaled $4.4 million and $3.2 million, respectively, with accumulated amortization of $1.3 million in each year.

  Operating Leases--The Company leases certain of its facilities and certain equipment under operating leases that expire at various dates through 2003. Certain facility leases include provisions for inflation escalation adjustments, as well as one to five year renewal options. Rent expense under operating leases totaled $3.4 million, $5.1 million and $4.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

  Future minimum lease payments under capital and operating leases as of December 31, 1998 are summarized as follows (in thousands):

                                                              Capital  Operating
     Year Ending December 31:                                 Leases    Leases
     ------------------------                                 -------  ---------
     1999.................................................... $ 1,595   $3,157
     2000....................................................   1,453    2,846
     2001....................................................     352    1,676
     2002....................................................      81      869
     2003....................................................     --       607
                                                              -------   ------
     Total...................................................   3,481   $9,155
                                                                        ======
     Amount representing interest............................    (337)
                                                              -------
     Present value of minimum lease payments.................   3,144
     Current portion.........................................  (1,374)
                                                              -------
     Long-term portion....................................... $ 1,770
                                                              =======

7. Settlement Charge

  In April 1998, the Company entered into an agreement (the "Settlement Agreement") to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that this action was necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company recorded a $5.9 million charge to earnings in the second quarter of 1998 in connection with the Settlement Agreement. The Company is making the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the Settlement Agreement are at favorable pricing which negatively impacted the Company's gross profit margin in 1998. Such negative impact is expected to continue in 1999.

                              PHASE METRICS, INC.

8. Restructuring and Valuation Charges

  In 1998, the data storage industry in general, including many of the Company's customers, experienced significant weakness in demand for data storage products, intense competition, pricing erosion and overcapacity in manufacturing operations. Such adverse market conditions resulted in the rescheduling or cancellation of orders by several of the Company's major customers and had a material adverse effect on the Company's business, results of operations and financial condition. In light of these circumstances, and the Company's expectation that the impact on its operations of the data storage industry's adverse market conditions will extend for the foreseeable future, the Company implemented a plan of restructuring in June 1998, (the "June Restructuring"). The June Restructuring included a workforce reduction of approximately 115 employees, relocation and consolidation of much of its Concord, California operation to the Company's Fremont, California facility, and consolidation of its San Diego, California facility.

  In the second quarter of 1998, the Company recorded a charge of $3.0 million related to the June Restructuring. The significant components of the restructuring charge were $0.9 million for employee severance costs, $2.0 million in impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs.

  Due to the continued downturn in the data storage industry, the Company implemented a plan of restructuring in November 1998 (the "November Restructuring"). The November Restructuring included a workforce reduction of approximately 60 employees, and a consolidation of facilities at the Company's Fremont, California location.

  In the fourth quarter of 1998, the Company recorded a charge of $1.1 million related to the November Restructuring. The significant components of the restructuring charge were $0.3 million for employee severance costs and $0.6 million in impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.2 million of other costs.

  Also, in connection with the industry downturn and resultant decrease in demand for the Company's products, in 1998 the Company recorded $19.8 million in charges to cost of sales to write-off excess and obsolete inventory.

  As of December 31, 1998, $1.1 million had been paid and $0.4 million was recorded as an accrued liability for remaining severance and other costs related to the June and November restructurings. Relocation of the Concord operation, and consolidation of facilities at the Fremont and San Diego locations were complete as of December 31, 1998.

9. Redeemable Preferred Stock

  The Series B redeemable preferred stock ("Series B Preferred Stock") is: (i) voting, (ii) convertible at the option of the holder into Common Stock on a one-for-one basis, (iii) entitled to $1.56 per share preference to Common Stockholders in the event of liquidation, after payment of dividends, (iv) entitled to cumulative dividends at a minimum rate of $1.5 million per year through November, 1997 and thereafter at a minimum rate of $0.8 million per year, (v) automatically converted into Common Stock on a one-for-one basis upon the effectiveness of a public equity offering as defined, (vi) entitled to antidilution rights, (vii) to have approval rights on new issuances of Preferred Stock and (viii) redeemable at $1.56 per share beginning July 2005, subject to funds legally available, after payment of dividends.

  The $6.0 million redemption value was accreted to retained earnings over the original redemption period which ended November 23, 1998.

                              PHASE METRICS, INC.

  In August and September 1998, the Company sold 7,610,000 shares of Series C redeemable preferred stock (the "Series C Preferred Stock") for $4 per share. The proceeds of approximately $30.4 million were used to repay in full the Company's then existing revolving line of credit and accrued interest totaling $7.1 million, with the remainder for general operating purposes.

  The Series C Preferred Stock is: (i) voting, (ii) convertible at the option of the holder into Common Stock on a one-for-one basis, (iii) entitled to $5 per share preference to the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and the Convertible Subordinated Notes in the event of liquidation, after payment of dividends, (iv) entitled to cumulative dividends at a minimum rate of $3.8 million per year beginning August 2000,
(v) automatically converted into Common Stock on a one-for-one basis upon the effectiveness of a public equity offering as defined, (vi) entitled to antidilution rights, (vii) to have approval rights on new issuances of Preferred Stock and (viii) redeemable at $5 per share beginning July 2005, after payment of dividends.

  The dividends and the excess of redemption price over sales price are being accreted to retained earnings using the effective interest method over the redemption period ending July 2005.

10. Stockholders' Deficit

  Series A Preferred Stock--Series A Preferred Stock is: (i) voting, (ii) convertible at the option of the holder into Common Stock on a one-for-one basis, (iii) entitled to $1.09 per share preference to Common Stockholders in the event of liquidation, after payment to Series B and C Preferred Stockholders, (iv) entitled to dividends to the same extent as Common Stockholders, (v) automatically converted into Common Stock on a one-for-one basis upon the effectiveness of a public equity offering as defined and
(vi) entitled to anti-dilution rights.

  Common Shares Reserved--As of December 31, 1998, the Company has reserved the following number of shares of Common Stock for future issuance:

     Conversion of Series A, B and C Preferred Stock................. 19,717,280
     Conversion of subordinated notes................................  5,142,720
     Exercise and issuance of stock options..........................  4,931,691
     Exercise of warrants............................................    800,000
                                                                      ----------
     Total........................................................... 30,591,691
                                                                      ==========

  Registration Rights--Series A, B and C Preferred Stockholders, Convertible Subordinated Noteholders and the holders of the Common Stock warrants (collectively "Securityholders") have been granted certain registration rights. Such rights may be invoked by request of the holders of at least 25% of such securities then outstanding or to be issued upon conversion of the Series A, B or C Preferred Stock. The Securityholders have been granted a right of first refusal to purchase any capital stock offered for sale as defined.

  Warrants--In connection with the issuance and repayment of certain debt, the Company has outstanding warrants to acquire 800,000 shares of Common Stock at $1.55 per share. The warrants expire on November 23, 2004.

  Stock Option Plan--Under the 1995 Stock Option Plan (the "Plan"), 6,400,000 shares of Common Stock are reserved for issuance upon exercise of options granted by the Company. Under the Plan, incentive and non-qualified stock options may be granted to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. The exercise price for an incentive stock option and a nonqualified stock option cannot be less than 100% and 85%, respectively, of the fair market value of the Company's Common Stock on the grant date as determined by the Board of Directors. Options vest over three or five years. Options are

                              PHASE METRICS, INC.

immediately exercisable and underlying shares are subject to the Company's repurchase rights, which lapse over the original vesting period of the options exercised. Options expire as determined by the Board of Directors, but not more than 10 years after the grant date. In addition, the Company has outstanding options to purchase an additional 100,000 shares of Common Stock granted outside of the Plan. At December 31, 1998, 2,527,682 shares were available for future option grants.

  A summary of stock option transactions is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                                         Price
                                                            Number of     Per
                                                              Shares     Share
                                                            ----------  --------
     Balance at January 1, 1996............................    824,000   $1.66
     Granted...............................................  1,108,000    7.50
     Exercised.............................................    (35,216)   2.88
     Canceled..............................................   (179,983)   3.35
                                                            ----------
     Balance at December 31, 1996..........................  1,716,801    5.22
     Granted...............................................  1,093,500    8.36
     Exercised.............................................    (52,498)   1.69
     Canceled..............................................   (469,619)   6.72
                                                            ----------
     Balance at December 31, 1997..........................  2,288,184    6.49
     Granted...............................................  1,181,200    4.22
     Exercised.............................................    (32,365)   1.01
     Canceled.............................................. (1,033,010)   7.07
                                                            ----------
     Balance at December 31, 1998..........................  2,404,009   $5.20
                                                            ==========
     Vested at December 31, 1996...........................    202,600   $1.58
                                                            ==========
     Vested at December 31, 1997...........................    495,833   $4.32
                                                            ==========
     Vested at December 31, 1998...........................    656,319   $5.02
                                                            ==========
     Subject to repurchase at December 31, 1996............    817,679   $0.58
                                                            ==========
     Subject to repurchase at December 31, 1997............    493,063   $0.55
                                                            ==========
     Subject to repurchase at December 31, 1998............    221,752   $0.56
                                                            ==========

  The Company recognized compensation expense of $0.4 million during each of the years ended December 31, 1996, 1997 and 1998 for the amortization of the excess of the fair market value of the Company's Common Stock on the grant date over the exercise price of certain stock options granted in 1995. The remaining unamortized compensation expense related to such options is $0.7 million at December 31, 1998, which will be recognized ratably over the remaining vesting period.

  The pro forma information required by SFAS 123 and presented below has been determined as if the Company had accounted for its employee stock awards under the Plan using the minimum value method of that statement. The fair value for these awards was estimated at the date of grant using the minimum value pricing model with the following weighted-average assumptions for December 31, 1996, 1997 and 1998, respectively: weighted average risk-free interest rates of 5.84%, 6.04% and 5.26%; no dividend yield; and a weighted average expected life of 3.5, 3.5 and 3.2 years. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

                              PHASE METRICS, INC.

  For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

                                                          Years Ended December 31,
                                                          ------------------------
                                                           1996    1997   1998
                                                          ------- ------ -------
     Pro forma net loss.................................. $12,487 $5,976 $76,742
                                                          ======= ====== =======

  The following table summarizes information as of December 31, 1998 concerning options outstanding:

                                     Weighted Average                       Shares
     Exercise        Options            Remaining                         Subject to
      Prices       Outstanding       Contractual Life       Vested        Repurchase
     --------      -----------       ----------------       -------       ----------
                                         (years)
     $0.37            100,500              6.33              78,733        197,252
      1.00            234,867              6.57             161,750         20,450
      3.75            943,200              9.68                 533            --
      5.00             87,600              6.85              60,917            --
      5.50             32,000              9.31                 --             --
      7.50            577,908              7.67             240,948          4,050
      8.75            427,934              8.61             113,438            --
                    ---------                               -------        -------
                    2,404,009                               656,319        221,752
                    =========                               =======        =======

  The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $1.33, $1.53 and $0.64, respectively.

11. Commitments and Contingencies

  Acquisition-Related Agreements--Concurrent with certain of its acquisitions, the Company entered into earn-out agreements based on units produced or sold. At December 31, 1998, future potential combined maximum earn-out payments in connection with such acquisitions are not expected to be material. During the years ended December 31, 1996, 1997 and 1998, $3.8 million, $2.0 million and $1.1 million, respectively, of earn-outs have been paid and charged to operations.

  Letter of Credit--As of December 31, 1998, the Company had a letter of credit outstanding to a third party beneficiary in the amount of $2.1 million. The letter of credit is secured by a $2.1 million certificate of deposit which is included in non-current assets on the accompanying balance sheet.

  Legal Matters--The Company is also subject to various other legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on its business, operating results or financial condition.

12. Employee Savings Plan

  Under the Company's 401(k) plan (the "Plan"), eligible employees may defer up to 15% of their pretax earnings, subject to the Internal Revenue Service annual contribution limit. Company matching contributions to the Plan were $0.4 million for 1996 and $0.6 million for each of 1997 and 1998.

                              PHASE METRICS, INC.

13. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled 57%, 49%, and 49% of net sales for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1997 and 1998, balances due from foreign customers (primarily located in Asia) were $12.0 million and $4.0 million, respectively.

  The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                                  1996 1997 1998
   Customer:                                                      ---- ---- ----
     A........................................................... 19%  18%  17%
     B........................................................... --   --   17%
     C........................................................... --   17%  16%
     D........................................................... 15%  16%  --
     E........................................................... 12%  --   --

  As of December 31, 1997 and 1998, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $17.6 million and $12.3 million, respectively.

  For the year ended December 31, 1998, the Company recorded revenue from customers throughout the United States and Japan, Korea and Singapore (collectively referred to as "Asia"). The following presents net sales for the years ended December 31, 1996, 1997 and 1998 and long-lived assets as of December 31, 1997 and 1998 by geographic territory:

                                 1996          1997                1998
                               -------- ------------------- -------------------
                                 Net      Net    Long-Lived   Net    Long-Lived
                                Sales    Sales     Assets    Sales     Assets
                               -------- -------- ---------- -------- ----------
   United States--Domestic.... $ 82,032 $ 94,177  $50,552   $ 53,547  $23,589
                --Foreign.....  108,238   87,594      --      39,758      --
   Japan......................      500      985      212      8,850      195
   Singapore and other Asia...        3    1,904      591      2,839      567
                               -------- --------  -------   --------  -------
   Total...................... $190,773 $184,660  $51,355   $104,994  $24,351
                               ======== ========  =======   ========  =======

14. Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

  The Company conducts substantially all of its business through the parent company and its domestic and foreign subsidiaries. In January 1998, the Company issued the Notes (see Note 4). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

  Presented below is condensed consolidating financial information for Phase Metrics, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") for the years ended December 31, 1996, 1997 and 1998. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the expected guarantee structure of the Senior Notes was in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

  The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $162,442    $37,654       $4,384      $(13,707)    $190,773
Cost of sales...........    95,285     18,217        2,521       (12,162)     103,861
                          --------    -------       ------      --------     --------
 Gross profit...........    67,157     19,437        1,863        (1,545)      86,912
Research and development
 expense................    29,397      1,539          174           --        31,110
Selling, general and
 administrative
 expense................    19,267      4,449        1,391          (476)      24,631
Amortization and write-
 downs of intangibles...    28,656        --           --            --        28,656
Purchased in-process
 research and
 development expense....    13,935        --           --            --        13,935
                          --------    -------       ------      --------     --------
 Income (loss) from
  operations ...........   (24,098)    13,449          298        (1,069)     (11,420)
Interest expense........     8,408         38            2           --         8,448
Other (income) expense--
 net....................       (22)        (5)           1           --           (26)
                          --------    -------       ------      --------     --------
 Income (loss) before
  equity in
  subsidiaries, taxes
  and extraordinary
  items.................   (32,484)    13,416          295        (1,069)     (19,842)
Equity in net income of
 subsidiaries...........     6,219        --           --         (6,219)         --
Income tax expense
 (benefit)..............   (15,397)     6,305          118           --        (8,974)
                          --------    -------       ------      --------     --------
 Net income (loss)
  before extraordinary
  items.................   (10,868)     7,111          177        (7,288)     (10,868)
Extraordinary loss, net
 of income taxes........     1,122        --           --            --         1,122
                          --------    -------       ------      --------     --------
Net income (loss).......  $(11,990)   $ 7,111       $  177      $ (7,288)    $(11,990)
                          ========    =======       ======      ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1996

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
                                                (in thousands)
Net income (loss)....... $(11,990)   $ 7,111       $   177      $(7,288)    $(11,990)
 Depreciation and
  amortization and
  write-downs of
  intangibles...........   32,511        347            95          --        32,953
 Equity in net income of
  subsidiaries..........   (6,219)       --            --         6,219          --
 Other non-cash
  adjustments...........    3,044        --            --           --         3,044
 Purchased in-process
  research and
  development...........   13,935        --            --           --        13,935
 Extraordinary items....    1,122        --            --           --         1,122
 Changes in working
  capital...............  (60,782)     1,521        (2,274)       1,069      (60,466)
                         --------    -------       -------      -------     --------
   Net cash provided by
    (used for) operating
    activities..........  (28,379)     8,979        (2,002)         --       (21,402)
                         --------    -------       -------      -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............  (23,519)      (627)         (418)         --       (24,564)
 Acquisitions, net of
  cash acquired of
  $1,597................  (20,752)       --            --           --       (20,752)
                         --------    -------       -------      -------     --------
   Net cash used for
    investing
    activities..........  (44,271)      (627)         (418)         --       (45,316)
                         --------    -------       -------      -------     --------
Financing activities:
 Revolving loans--net...     (300)       --            --           --          (300)
 Proceeds from term
  notes.................  145,000        --            --           --       145,000
 Repayment of term and
  subordinated notes....  (80,429)       (17)          --           --       (80,446)
 Intercompany balances
  and other.............    4,478     (7,213)        2,920          --           185
                         --------    -------       -------      -------     --------
   Net cash provided by
    (used for) financing
    activities..........   68,749     (7,230)        2,920          --        64,439
                         --------    -------       -------      -------     --------
Net increase (decrease)
 in cash and cash
 equivalents............   (3,901)     1,122           500          --        (2,279)
Cash and cash
 equivalents, beginning
 of period..............    5,016        --            --           --         5,016
                         --------    -------       -------      -------     --------
Cash and cash
 equivalents, end of
 period................. $  1,115    $ 1,122       $   500      $   --      $  2,737
                         ========    =======       =======      =======     ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1997

                                     ASSETS

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Accounts receivable--
 net....................  $ 27,693    $   470       $   567     $    --      $ 28,730
Inventories.............    48,255      5,624         5,844       (4,138)      55,585
Other current assets....    17,672        786           602          --        19,060
Property, plant and
 equipment, net.........    35,510      2,194           319          --        38,023
Intercompany balances...    (4,308)    11,589        (7,281)         --           --
Investment in
 subsidiaries...........    13,247        --            --       (13,247)         --
Other ..................    12,800         48           484          --        13,332
                          --------    -------       -------     --------     --------
  Total assets..........  $150,869    $20,711       $   535     $(17,385)    $154,730
                          ========    =======       =======     ========     ========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............  $ 32,241    $ 3,079       $   195     $    --      $ 35,515
Current portion of
 debt...................     1,785        --            --           --         1,785
Long-term debt..........   119,272        --            --           --       119,272
Redeemable preferred
 stock..................     9,237        --            --           --         9,237
Other...................     6,207        --            587          --         6,794
Stockholders' equity
 (deficit)..............   (17,873)    17,632          (247)     (17,385)     (17,873)
                          --------    -------       -------     --------     --------
  Total liabilities,
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............  $150,869    $20,711       $   535     $(17,385)    $154,730
                          ========    =======       =======     ========     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 1997

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $165,724    $38,995       $12,631     $(32,690)    $184,660
Cost of sales...........   102,461     16,098        11,069      (28,334)     101,294
                          --------    -------       -------     --------     --------
 Gross profit...........    63,263     22,897         1,562       (4,356)      83,366
Research and development
 expense................    40,412      3,004           156          --        43,572
Selling, general and
 administrative
 expense................    18,559      3,556         2,140       (1,287)      22,968
Amortization and write-
 downs of intangibles...    14,591        --            --           --        14,591
                          --------    -------       -------     --------     --------
 Income (loss) from
  operations............   (10,299)    16,337          (734)      (3,069)       2,235
Interest expense........    11,566        --              7          --        11,573
Other (income) expense--
 net....................       278        (53)          249          --           474
                          --------    -------       -------     --------     --------
 Income (loss) before
  equity in subsidiaries
  and taxes.............   (22,143)    16,390          (990)      (3,069)      (9,812)
Equity in net income of
 subsidiaries...........     5,631        --            --        (5,631)         --
Income tax expense
 (benefit)..............   (10,968)     7,130          (430)         --        (4,268)
                          --------    -------       -------     --------     --------
Net income (loss).......  $ (5,544)   $ 9,260       $  (560)    $ (8,700)    $ (5,544)
                          ========    =======       =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1997

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
Net income (loss)......  $ (5,544)   $ 9,260       $  (560)     $(8,700)    $ (5,544)
 Depreciation and
  amortization and
  write-downs of
  intangibles..........    21,119        487           266          --        21,872
 Equity in net income
  of subsidiaries......    (5,631)       --            --         5,631          --
 Other non-cash
  adjustments..........     3,548        --            --           --         3,548
 Changes in working
  capital..............   (21,090)    (4,154)       (4,093)       3,069      (26,268)
                         --------    -------       -------      -------     --------
  Net cash provided by
   (used for) operating
   activities..........    (7,598)     5,593        (4,387)         --        (6,392)
                         --------    -------       -------      -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment............   (15,442)    (1,404)         (245)         --       (17,091)
 Other.................       (78)       --            --           --           (78)
                         --------    -------       -------      -------     --------
  Net cash used for
   investing
   activities..........   (15,520)    (1,404)         (245)         --       (17,169)
                         --------    -------       -------      -------     --------
Financing activities:
 Revolving loans--net..    26,900        --            --           --        26,900
 Repayment of term and
  subordinated notes...    (1,776)       --            (24)         --        (1,800)
 Other.................    (1,364)    (4,531)        4,678          --        (1,217)
                         --------    -------       -------      -------     --------
  Net cash provided by
   (used for) financing
   activities..........    23,760     (4,531)        4,654          --        23,883
                         --------    -------       -------      -------     --------
Effect of exchange rate
 changes on cash and
 cash equivalents......       --         --            (82)         --           (82)
Net increase (decrease)
 in cash and cash
 equivalents...........       642       (342)          (60)         --           240
Cash and cash
 equivalents, beginning
 of period.............     1,115      1,122           500          --         2,737
                         --------    -------       -------      -------     --------
Cash and cash
 equivalents, end of
 period................  $  1,757    $   780       $   440      $   --      $  2,977
                         ========    =======       =======      =======     ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998


                                     ASSETS

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Cash and cash
 equivalents............  $ 23,631    $    13       $ 1,070     $    --      $ 24,714
Accounts receivable,
 net....................    11,001        315         2,261          --        13,577
Inventories.............    23,346        614         5,110       (3,848)      25,222
Other current assets....     8,084          5           162          --         8,251
Property, plant and
 equipment, net.........    16,814        701           278          --        17,793
Intercompany balances...      (809)     9,375        (8,566)         --           --
Investment in
 subsidiaries...........     6,655        --            --        (6,655)         --
Other...................     6,073          1           484          --         6,558
                          --------    -------       -------     --------     --------
  Total assets..........  $ 94,795    $11,024       $   799     $(10,503)    $ 96,115
                          ========    =======       =======     ========     ========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............  $ 23,768    $   264       $   475     $    --      $ 24,507
Current portion of
 debt...................     1,374        --            --           --         1,374
Long-term debt..........   115,257        --            --           --       115,257
Redeemable preferred
 stock..................    42,543        --            --           --        42,543
Other...................     9,010        --            581          --         9,591
Stockholders' equity
 (deficit)..............   (97,157)    10,760          (257)     (10,503)     (97,157)
                          --------    -------       -------     --------     --------
  Total liabilities,
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............  $ 94,795    $11,024       $   799     $(10,503)    $ 96,115
                          ========    =======       =======     ========     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1998

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 97,969    $ 9,769       $15,086     $(17,830)    $104,994
Cost of sales...........    95,224      2,494        13,532      (18,082)      93,168
                          --------    -------       -------     --------     --------
 Gross profit...........     2,745      7,275         1,554          252       11,826
Research and development
 expense................    33,318         11           --           --        33,329
Selling, general and
 administrative
 expense................    14,106      1,528         1,774          (38)      17,370
Amortization and write-
 downs of intangibles...     3,460        --            --           --         3,460
Settlement charge.......     5,872        --            --           --         5,872
Restructuring charges...     4,184        --            --           --         4,184
                          --------    -------       -------     --------     --------
Income (loss) from
 operations.............   (58,195)     5,736          (220)         290      (52,389)
Interest expense........    14,438         (4)           22          --        14,456
Other (income) expense--
 net....................      (109)       --           (230)         --          (339)
                          --------    -------       -------     --------     --------
Income (loss) before
 equity in subsidiaries
 and taxes..............   (72,524)     5,740           (12)         290      (66,506)
Equity in net income of
 subsidiaries...........     5,245        --            --        (5,245)         --
Income tax expense
 (benefit)..............     8,227        775            (2)         --         9,000
                          --------    -------       -------     --------     --------
Net income (loss) before
 extraordinary items....   (75,506)     4,965           (10)      (4,955)     (75,506)
Extraordinary items, net
 of income taxes........    (1,345)       --            --           --        (1,345)
                          --------    -------       -------     --------     --------
Net income (loss).......  $(76,851)   $ 4,965       $   (10)    $ (4,955)    $(76,851)
                          ========    =======       =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1998

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
                                                (in thousands)
OPERATING ACTIVITIES:
Net income (loss)....... $(76,851)   $ 4,965       $  (10)      $(4,955)    $(76,851)
 Depreciation and
  amortization and
  write-downs of
  intangibles...........   11,741        215          100           --        12,056
 Equity in net income of
  subsidiaries..........   (5,245)       --           --          5,245          --
 Other non-cash
  adjustments...........    4,858        --           --            --         4,858
 Extraordinary Item.....    1,345        --           --            --         1,345
 Changes in working
  capital...............   55,786     (8,157)        (709)         (290)      46,630
                         --------    -------       ------       -------     --------
Net cash used for
 operating activities...   (8,366)    (2,977)        (619)          --       (11,962)
                         --------    -------       ------       -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............   (1,387)        (4)        (101)          --        (1,492)
 Proceeds from sale of
  property, plant and
  equipment.............   11,926        --           --            --        11,926
 Other..................     (278)       --           --            --          (278)
                         --------    -------       ------       -------     --------
Net cash provided by
 (used for) investing
 activities.............   10,261         (4)        (101)          --        10,156
                         --------    -------       ------       -------     --------
Financing activities:
 Proceeds from senior
  notes.................  110,000        --           --            --       110,000
 Repayment of term and
  subordinated notes....  (79,200)       --           --            --       (79,200)
 Revolving loans--net...  (30,700)       --           --            --       (30,700)
 Payment of debt
  issuance costs........   (5,560)       --           --            --        (5,560)
 Proceeds from issuance
  of preferred stock....   30,020        --           --            --        30,020
 Other..................   (4,581)     2,214        1,285           --        (1,082)
                         --------    -------       ------       -------     --------
Net cash provided by
 financing activities...   19,979      2,214        1,285           --        23,478
                         --------    -------       ------       -------     --------

Effect of exchange rate
 on cash and cash
 equivalents............      --         --            65           --            65

Net increase (decrease)
 in cash and cash
 equivalents............   21,874       (767)         630           --        21,737
Cash and cash
 equivalents at
 beginning of year......    1,757        780          440           --         2,977
                         --------    -------       ------       -------     --------
Cash and cash
 equivalents at end of
 year................... $ 23,631    $    13       $1,070       $   --      $ 24,714
                         ========    =======       ======       =======     ========

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Phase Metrics, Inc.:

  We have audited the consolidated financial statements of Phase Metrics, Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999; such financial statements and report have been included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Phase Metrics, Inc. and its subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 5, 1999

                                                                     SCHEDULE II

                              PHASE METRICS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Additions
                                      -------------------
                           Balance at Charges to Charges              Balance
                           beginning  costs and  to other             at end
       Description         of period   expenses  accounts Deductions of period
       -----------         ---------- ---------- -------- ---------- ---------
Year ended December 31,
 1996
 Allowance for doubtful
 accounts.................   $  590     $  247     $--       $ 91     $  746
Year ended December 31,
 1997
 Allowance for doubtful
 accounts.................      746      1,405      --        488      1,663
Year ended December 31,
 1998
 Allowance for doubtful
 accounts.................    1,663        787      --         89      2,361