Form 10-Q
period 1999-03-31
PHASE METRICS INC
filed 1999-05-17
CIK 1015717

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                      For the Quarter Ended March 31, 1999
                        Commission File Number 333-48817

                               ----------------

                              PHASE METRICS, INC.
                                  (registrant)

                               ----------------

                     Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 33-0328048
            10260 Sorrento Valley Road, San Diego, California 92121
                                 (619) 646-4800

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

  The number of shares outstanding of the Registrant's securities as of March 31, 1999 are as follows:

      Common Stock............................................. 5,622,309 shares
      Series A Preferred Stock................................. 8,250,000 shares
      Series B Preferred Stock................................. 3,857,280 shares
      Series C Preferred Stock................................. 7,610,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PHASE METRICS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 ITEM 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1998
         and March 31, 1999.............................................     3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 1998 and 1999...........................     4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1999...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    13

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....    26


PART II. OTHER INFORMATION


 ITEM 1. Legal Proceedings..............................................    26
 ITEM 2. Changes in Securities..........................................    26
 ITEM 3. Defaults Upon Senior Securities................................    26
 ITEM 4. Submission of Matters to a Vote of Security Holders............    26
 ITEM 5  Other Information..............................................    26
 ITEM 6. Exhibits and Reports on Form 8-K...............................    26

Signatures..............................................................    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHASE METRICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  March 31,
                                                          1998        1999
                                                      ------------ -----------
                                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents..........................  $  24,714    $  17,659
  Accounts receivable, net...........................     13,577       13,624
  Inventories........................................     25,222       22,553
  Prepaid expenses and other.........................      2,189        1,485
  Income taxes receivable............................      6,062          --
                                                       ---------    ---------
    Total current assets.............................     71,764       55,321
Property, plant and equipment, net...................     17,793       16,357
Intangible and other assets..........................      6,558        6,385
                                                       ---------    ---------
    Total assets.....................................  $  96,115    $  78,063
                                                       =========    =========

     LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable...................................  $   6,682    $   4,703
  Accrued expenses and other liabilities.............     17,825       12,350
  Current portion of debt............................      1,374        1,251
                                                       ---------    ---------
    Total current liabilities........................     25,881       18,304

Long-term liabilities:
  Long-term debt.....................................    115,257      114,880
  Accrued expenses and interest......................      9,591       10,684
Series B redeemable preferred stock..................     11,331       11,510
Series C redeemable preferred stock..................     31,212       31,927

Commitments and contingencies (Note 4)

Stockholders' deficit:
  Series A preferred stock...........................          3            3
  Common stock.......................................      6,498        6,600
  Retained deficit...................................   (103,298)    (114,955)
  Accumulated other comprehensive loss...............       (360)        (890)
                                                       ---------    ---------
    Total stockholders' deficit......................    (97,157)    (109,242)
                                                       ---------    ---------
Total liabilities, redeemable preferred stock and
 stockholders' deficit...............................  $  96,115    $  78,063
                                                       =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (In thousands, unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            1998      1999
                                                          --------- ---------
Net sales................................................ $ 32,502  $  11,355
Cost of sales............................................   19,617      9,582
                                                          --------  ---------
    Gross profit.........................................   12,885      1,773
Operating expenses:
  Research and development...............................    9,469      6,390
  Selling, general and administrative....................    4,462      3,002
  Amortization of intangible assets......................    1,638         93
                                                          --------  ---------
    Total operating expenses.............................   15,569      9,485
                                                          --------  ---------
Loss from operations.....................................   (2,684)    (7,712)
Interest expense.........................................    3,431      3,338
Other (income) expense, net..............................       95       (287)
                                                          --------  ---------
Loss before income taxes and extraordinary item..........   (6,210)   (10,763)
Income tax benefit.......................................    2,733        --
                                                          --------  ---------
Loss before extraordinary item...........................   (3,477)   (10,763)
Extraordinary loss, net of income taxes..................     (941)       --
                                                          --------  ---------
Net loss................................................. $ (4,418) $ (10,763)
                                                          ========  =========
Accretion for redemption value and dividends on Series B
 and C redeemable preferred stock........................     (556)      (894)
                                                          --------  ---------
Net loss attributable to common stockholders............. $ (4,974) $ (11,657)
                                                          ========  =========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
OPERATING ACTIVITIES:
    Net cash used for operating activities............... $  (4,670) $ (6,289)
                                                          ---------  --------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment...........      (750)     (703)
  Proceeds from sale of property, plant and equipment....       --        328
                                                          ---------  --------
    Net cash used for investing activities...............      (750)     (375)
                                                          ---------  --------

FINANCING ACTIVITIES:
  Proceeds from senior notes.............................   110,000       --
  Repayment of term notes................................   (79,200)      --
  Revolving loans, net...................................   (22,400)      --
  Payment of debt issuance costs.........................    (4,820)      --
  Payments on capital lease obligations..................      (234)     (351)
  Proceeds from issuance of common stock, net of
   repurchases...........................................       (15)        2
                                                          ---------  --------
    Net cash provided by (used for) financing
     activities..........................................     3,331      (349)
                                                          ---------  --------
Effect of exchange rate changes on cash and cash
 equivalents.............................................        32       (42)
                                                          ---------  --------
Net decrease in cash and cash equivalents................    (2,057)   (7,055)
Cash and cash equivalents, beginning of period...........     2,977    24,714
                                                          ---------  --------
Cash and cash equivalents, end of period................. $     920  $ 17,659
                                                          =========  ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Phase Metrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end dates are used herein.

Note 2. Inventories

    Inventories consist of the following (in thousands):

                                                            December 31,   March 31,
                                                               1998          1999
                                                            ------------   ---------
     Raw materials and components..........................   $  7,277      $  8,538
     Work-in-process.......................................      8,237         7,349
     Finished goods........................................      9,708         6,666
                                                              --------      --------
                                                              $ 25,222      $ 22,553
                                                              ========      ========

Note 3. Property, Plant and Equipment

    Property, plant and equipment consist of the following (in thousands):

                                                            December 31,   March 31,
                                                                1998         1999
                                                            ------------   ---------
     Equipment and furniture...............................   $ 32,753      $30,813
     Leasehold improvements................................      5,500        5,436
     Construction in progress..............................        171          169
                                                              --------      -------
                                                                38,424       36,418
   Accumulated depreciation and amortization.............      (20,631)     (20,061)
                                                              --------      -------
                                                              $ 17,793      $16,357
                                                              ========      =======

Note 4. Commitments and Contingencies

  Letter of Credit--As of December 31, 1998 and March 31, 1999, the Company had a letter of credit outstanding to a third party beneficiary totaling $2.1 million. The letter of credit is secured by a certificate of deposit included in non-current assets on the accompanying condensed consolidated balance sheet.

  Receivables Sold with Recourse--During the first quarter of 1999, the Company's Japanese subsidiary sold certain trade receivables to a third party financial institution. The arrangement with the financial institution contains certain recourse provisions under which the Company remains contingently liable. As of March 31, 1999, the Company's contingent liability under such recourse provisions was approximately $1.6 million.

                              PHASE METRICS, INC.

                                  (Unaudited)


Note 5. Comprehensive Loss

  In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources.

 The components of comprehensive loss are as follows (in thousands):

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              1998      1999
                                                             -------  --------
   Net loss................................................. $(4,418) $(10,763)
   Foreign currency translation adjustments.................     (32)     (530)
                                                             -------  --------
   Comprehensive loss....................................... $(4,450) $(11,293)
                                                             =======  ========

Note 6. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled 52% and 54% of net sales for the three months ended March 31, 1998 and 1999, respectively. As of December 31, 1998 and March 31, 1999, balances due from foreign customers (primarily located in Asia) were $4.0 million and $4.4 million, respectively.

 The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1998       1999
                                                            ---------  ---------
   Customer:
     A ....................................................       15%        33%
     B.....................................................       --         13%
     C.....................................................       --         12%
     D.....................................................       22%        --
     E.....................................................       13%        --

  As of December 31, 1998 and March 31, 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $12.3 million (5 customers) and $8.6 million (3 customers), respectively.

  For the three months ended March 31, 1999, the Company recorded revenue from customers in the United States and Asia. The following presents net sales for the three months ended March 31, 1998 and 1999 and long-lived assets as of December 31, 1998 and March 31, 1999 by geographic territory:

                              Long-Lived Assets              Net Sales
                            ---------------------- -----------------------------
                                                   Three Months Ended March 31,
                            December 31, March 31, ----------------------------
                                1998       1999         1998           1999
                            ------------ --------- -------------- --------------
   United States
    operations:
     Domestic..............   $23,589     $21,992  $       15,601 $        5,223
     Foreign...............       --          --           15,045          4,841
   Asia operations.........       762         750           1,856          1,291
                              -------     -------  -------------- --------------
   Total...................   $24,351     $22,742  $       32,502 $       11,355
                              =======     =======  ============== ==============

                              PHASE METRICS, INC.

                                  (Unaudited)

Note 7. Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

  Phase metrics conducts all of its business through the parent company and its domestic and foreign subsidiaries. Phase Metrics' Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of Phase Metrics' wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

  Presented below is condensed consolidating financial information for Phase Metrics, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") for the three months ended March 31, 1998 and 1999. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

  The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 31, 1998
                                  (Unaudited)

                                                 Foreign Non-
                           Parent    Guarantor    Guarantor   Eliminating
                          Company   Subsidiaries Subsidiaries   Entries   Consolidated
                          --------  ------------ ------------ ----------- ------------
                                                (in thousands)
         ASSETS
Accounts receivable,
 net....................  $ 30,973    $   550      $   600     $    --      $ 32,123
Inventories.............    45,590      4,752        5,689       (4,003)      52,028
Other current assets....    16,690         75        1,146          --        17,911
Property, plant and
 equipment, net.........    33,949      2,156          291          --        36,396
Intercompany balances...    (4,789)    12,196       (7,407)         --           --
Investment in
 subsidiaries...........    13,702        --           --       (13,702)         --
Other...................    10,319        315          473          --        11,107
                          --------    -------      -------     --------     --------
  Total assets..........  $146,434    $20,044      $   792     $(17,705)    $149,565
                          ========    =======      =======     ========     ========
   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............  $ 28,138    $ 2,044      $   540     $    --      $ 30,722
Current portion of
 debt...................       961        --           --           --           961
Long-term debt..........   123,938        --           --           --       123,938
Redeemable preferred
 stock..................     9,793        --           --           --         9,793
Other...................     6,398        --           547          --         6,945
Stockholders' equity
 (deficit)..............   (22,794)    18,000         (295)     (17,705)     (22,794)
                          --------    -------      -------     --------     --------
Total liabilities,
 redeemable preferred
 stock and stockholder's
 equity (deficit).......  $146,434    $20,044      $   792     $(17,705)    $149,565
                          ========    =======      =======     ========     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1998
                                  (Unaudited)
                                                 Foreign Non-
                           Parent    Guarantor    Guarantor   Eliminating
                          Company   Subsidiaries Subsidiaries   Entries   Consolidated
                          --------  ------------ ------------ ----------- ------------
                                                (in thousands)
Net sales...............  $ 29,410    $ 4,495      $ 2,908     $ (4,311)    $ 32,502
Cost of sales...........    19,003      2,401        2,650       (4,437)      19,617
                          --------    -------      -------     --------     --------
  Gross profit..........    10,407      2,094          258          126       12,885
Research and development
 expense................     8,650        819          --           --         9,469
Selling, general and
 administrative
 expense................     3,502        607          362          (9)        4,462
Amortization and write-
 downs of intangibles...     1,638        --           --           --         1,638
                          --------    -------      -------     --------     --------
  Income (loss) from
   operations...........    (3,383)       668         (104)         135       (2,684)
Interest expense........     3,432        (4)            3          --         3,431
Other (income) expense--
 net....................       103         14          (22)         --            95
                          --------    -------      -------     --------     --------
  Income (loss) before
   equity in
   subsidiaries, taxes
   and extraordinary
   items................    (6,918)       658          (85)         135       (6,210)
Equity in net income of
 subsidiaries...........       455        --           --          (455)         --
Income tax expense
 (benefit)..............    (2,986)       290          (37)         --        (2,733)
                          --------    -------      -------     --------     --------
  Net income (loss)
   before extraordinary
   items................    (3,477)       368          (48)        (320)      (3,477)
Extraordinary loss, net
 of income taxes........      (941)       --           --           --          (941)
                          --------    -------      -------     --------     --------
Net income (loss).......  $ (4,418)   $   368      $   (48)    $   (320)    $ (4,418)
                          ========    =======      =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1998
                                  (Unaudited)

                                                                 Foreign Non-
                                           Parent    Guarantor    Guarantor   Eliminating
                                          Company   Subsidiaries Subsidiaries   Entries   Consolidated
                                          --------  ------------ ------------ ----------- ------------
                                                                (in thousands)
Net income (loss).......................  $ (4,418)   $   368       $  (48)      $(320)     $ (4,418)
 Depreciation and amortization and
  write-downs of intangibles............     3,577        200           21         --          3,798
 Equity in net income of subsidiaries...      (455)       --           --          455           --
 Other non-cash adjustments.............       726        --           --          --            726
 Extraordinary loss, net of income
  taxes.................................       941        --           --          --            941
 Changes in working capital.............    (5,015)     3,879       (4,446)       (135)       (5,717)
                                          --------    -------       ------       -----      --------
Net cash provided by (used for)
 operating activities...................    (4,644)     4,447       (4,473)        --         (4,670)
                                          --------    -------       ------       -----      --------
Investing activities:
 Acquisition of property, plant and
  equipment.............................      (710)       (39)          (1)        --           (750)
                                          --------    -------       ------       -----      --------
Net cash used for investing activities..      (710)       (39)          (1)        --           (750)
                                          --------    -------       ------       -----      --------
Financing activities:
 Proceeds from senior notes.............   110,000        --           --          --        110,000
 Repayment of term and subordinated
  notes.................................   (79,200)       --           --          --        (79,200)
 Revolving loans--net...................   (22,400)       --           --          --        (22,400)
 Payment of debt issuance costs.........    (4,820)       --           --                     (4,820)
 Other..................................        85     (5,138)       4,804                      (249)
                                          --------    -------       ------       -----      --------
Net cash provided by (used for)
 financing activities...................     3,665     (5,138)       4,804         --          3,331
                                          --------    -------       ------       -----      --------
Effect of exchange rate on cash and cash
 equivalents............................       --         --            32         --             32
Net increase (decrease) in cash and cash
 equivalents............................    (1,689)      (730)         362         --         (2,057)
Cash and cash equivalents at beginning
 of period..............................     1,757        780          440         --          2,977
                                          --------    -------       ------       -----      --------
Cash and cash equivalents at end of
 period.................................  $     68    $    50       $  802       $ --       $    920
                                          ========    =======       ======       =====      ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 31, 1999
                                  (Unaudited)

                                                 Foreign Non-
                           Parent    Guarantor    Guarantor   Eliminating
                          Company   Subsidiaries Subsidiaries   Entries   Consolidated
                          --------  ------------ ------------ ----------- ------------
                                                (in thousands)
         ASSETS
Cash and cash
 equivalents............  $ 16,860    $   146      $   653     $    --      $ 17,659
Accounts receivable,
 net....................    12,499        123        1,002          --        13,624
Inventories.............    20,699        709        4,758       (3,613)      22,553
Other current assets....     1,338          3          144          --         1,485
Property, plant and
 equipment, net.........    15,379        647          331          --        16,357
Intercompany balances...    (2,194)     9,433       (7,239)         --           --
Investment in
 subsidiaries...........     6,428        --           --        (6,428)         --
Other...................     5,964          2          419          --         6,385
                          --------    -------      -------     --------     --------
  Total assets..........  $ 76,973    $11,063      $    68     $(10,041)    $ 78,063
                          ========    =======      =======     ========     ========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............  $ 16,543    $   148      $   362     $    --      $ 17,053
Current portion of
 debt...................     1,251        --           --           --         1,251
Long-term debt..........   114,880        --           --           --       114,880
Redeemable preferred
 stock..................    43,437        --           --           --        43,437
Other...................    10,104        --           580          --        10,684
Stockholders' equity
 (deficit)..............  (109,242)    10,915         (874)     (10,041)    (109,242)
                          --------    -------      -------     --------     --------
  Total liabilities,
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............  $ 76,973    $11,063      $    68     $(10,041)    $ 78,063
                          ========    =======      =======     ========     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1999
                                  (Unaudited)
                                                     Non-
                           Parent    Guarantor    Guarantor   Eliminating
                          Company   Subsidiaries Subsidiaries   Entries   Consolidated
                          --------  ------------ ------------ ----------- ------------
                                                (in thousands)
Net sales...............  $ 10,875    $   553      $ 1,620     $ (1,693)    $ 11,355
Cost of sales...........     9,605        169        1,736       (1,928)       9,582
                          --------    -------      -------     --------     --------
  Gross profit..........     1,270        384         (116)         236        1,773
Research and development
 expense................     6,313         77          --           --         6,390
Selling, general and
 administrative
 expense................     2,391        155          456          --         3,002
Amortization and write-
 downs of intangibles...        93        --           --           --            93
                          --------    -------      -------     --------     --------
  Income (loss) from
   operations...........    (7,527)       152         (572)         235       (7,712)
Interest expense........     3,334        --             4          --         3,338
Other (income) expense--
 net....................      (325)       --            38          --          (287)
                          --------    -------      -------     --------     --------
  Income (loss) before
   equity in
   subsidiaries and
   taxes................   (10,536)       152         (614)         235      (10,763)
Equity in net income of
 subsidiaries...........      (227)         0            0          227          --
                          --------    -------      -------     --------     --------
  Net income (loss).....  $(10,763)   $   152      $  (614)    $    462     $(10,763)
                          ========    =======      =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1999
                                  (Unaudited)

                                                Foreign Non-
                          Parent    Guarantor    Guarantor   Eliminating
                         Company   Subsidiaries Subsidiaries   Entries   Consolidated
                         --------  ------------ ------------ ----------- ------------
                                               (in thousands)
OPERATING ACTIVITES:
Net income (loss)....... $(10,763)     $152       $  (614)      $ 462      $(10,763)
 Depreciation and
  amortization and
  write-downs of
  intangibles...........    2,009        55            22         --          2,086
 Equity in net income of
  subsidiaries..........      227       --            --         (227)          --
 Other non-cash
  adjustments...........      462       --            --          --            462
 Changes in working
  capital...............      526       (16)        1,651        (235)        1,926
                         --------      ----       -------       -----      --------
Net cash used for
 operating activities...   (7,539)      191         1,059         --         (6,289)
                         --------      ----       -------       -----      --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............     (596)      --           (107)        --           (703)
 Proceeds from sale of
  property, plant and
  equipment.............      328       --            --          --            328
                         --------      ----       -------       -----      --------
Net cash provided by
 (used for) investing
 activities.............     (268)      --           (107)        --           (375)
                         --------      ----       -------       -----      --------
Financing activities:
 Payments on capital
  lease obligations.....     (351)      --            --          --           (351)
 Proceeds from issuance
  of preferred stock....        2       --            --          --              2
 Intercompany balances
  and other.............    1,385       (58)       (1,327)        --            --
                         --------      ----       -------       -----      --------
Net cash provided by
 financing activities...    1,036       (58)       (1,327)        --           (349)
                         --------      ----       -------       -----      --------
Effect of exchange rate
 on cash and cash
 equivalents............      --        --            (42)        --            (42)
Net increase (decrease)
 in cash and cash
 equivalents............   (6,771)      133          (417)        --         (7,055)
Cash and cash
 equivalents at
 beginning of year......   23,631        13         1,070         --         24,714
                         --------      ----       -------       -----      --------
Cash and cash
 equivalents at end of
 period................. $ 16,860      $146       $   653       $ --       $ 17,659
                         ========      ====       =======       =====      ========

                              PHASE METRICS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2.

  Statements in this discussion and analysis and elsewhere in this report, including, but not limited to, statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These and any other forward-looking statements contained in this report are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in our other reports and filings with the SEC, including our 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date of this filing. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

  We are a leading supplier of process and production-test equipment for the data storage industry. Our systems are used primarily by manufacturers of disk drives, thin-film disks and read/write heads to manage and improve their respective product yields by analyzing product and process quality at critical stages in their production processes. We were formed in 1989 as a single product supplier to the data storage industry. Since 1993, we expanded our product lines through the acquisition of seven specialized suppliers of complementary systems for the disk drive and disk drive component industries.

 Recent Events

  The data storage industry in general has recently experienced significant weakness in demand for products, intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result in, the delay, deferral or cancellation of orders for our products. Delays, deferrals and cancellations of orders for our products have had a material adverse effect on our operating results and financial condition over the last several quarters and fluctuations in demand for our products is expected to continue through 1999. Under current or future market conditions, there can be no assurance that our business will generate adequate cash flow or that any growth can be achieved. Because we must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, deferral or cancellation of such orders will have a material adverse effect on our operating results.

  As indicated above, our business, operating results and financial condition have been adversely and materially affected by a downturn in the data storage industry and reduced or delayed capital equipment expenditures by our customers. In light of these circumstances, and our expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, we implemented two major restructurings of our operations in June and November, 1998. While we believe our restructurings were appropriate given our anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional restructurings will not be necessary, or that the June and November 1998 Restructurings, or future restructurings will not have a material adverse effect on our ability to increase net sales.

  We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Quarterly results in the future may fluctuate due to the factors discussed above or other factors.

 Customer Concentration

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 57.9% of our net sales were derived from sales to our three largest customers for the three months ended March 31, 1999. Even though our customer mix will likely change from period to period in the future, for the three months ended March 31, 1999, Seagate, Komag and Read-Rite accounted for 32.6%, 13.4% and 11.9% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Results of Operations

 Net Sales

  Net sales consist primarily of revenue from sales of our process and production-test equipment and, to a lesser extent, related upgrades, parts and services. Net sales decreased 64.9% from $32.5 million for the first quarter of 1998 to $11.4 million for the first quarter of 1999. This decrease was primarily due to decreased unit sales of our products due to the adverse market conditions in the data storage industry.

 Gross Profit

  Cost of sales includes material costs, direct labor and overhead costs related to the production and installation of our products, including warranty and other service costs. Gross profit decreased from $12.9 million for the first quarter of 1998 to $1.8 million for the first quarter of 1999. Gross profit as a percentage of net sales ("gross margin") decreased from 39.6% for the first quarter of 1998 to 15.6% for the first quarter of 1999. The decrease was primarily due to (1) higher unit costs resulting from lower production volumes, (2) underutilization of manufacturing capacity, and (3) lower gross profit on products shipped in connection with the settlement agreement discussed below

  In April 1998, we entered into a settlement agreement to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from us. We took this action to protect our intellectual property and preserve a valued customer relationship. We concluded that such action was necessary in order to discourage further unauthorized use of our intellectual property in the future by this or other third parties. We made the reimbursement provided for under the settlement agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the settlement agreement were at favorable pricing which negatively impacted our gross profit margin during the first quarter of 1999.

  We are unable to control with any degree of certainty our product sales volume, linearity or mix from period to period and therefore our gross margin in future periods may fluctuate from those achieved in past periods. In any period when we experience an unfavorable product sales volume, linearity or mix and/or provide significant volume pricing discounts or provision for warranty costs, our gross margin may decrease.

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and consultants, project materials and other costs associated with our ongoing research and product development. Research and development expense decreased from $9.5 million for the first quarter of 1998 to $6.4 million for the first quarter of 1999. Research and development expense as a percentage of net sales increased from 29.1% for the first quarter of 1998 to 56.3% for the first quarter of 1999. The percentage increase was primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in connection with the June and November 1998 restructurings, along with a decrease in project material costs. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

 Selling, General and Administrative Expense

  Selling, general and administrative expense consists primarily of salaries and related costs of personnel and professional services, including certain acquisition related earnout costs. Selling, general and administrative expense decreased from $4.5 million for the first quarter of 1998 to $3.0 million for the first quarter of 1999. Selling, general and administrative expense as a percentage of net sales increased from 13.7% for the first quarter of 1998 to 26.4% for the first quarter of 1999. This percentage increase was primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in connection with the June and November 1998 restructurings, as well as a decrease in the provision for doubtful accounts.

 Amortization of Intangible Assets

  Amortization of intangible assets decreased from $1.6 million for the first quarter of 1998 to $0.1 million for the first quarter of 1999. This decrease was due to intangible assets becoming fully amortized.

 Interest Expense

  Interest expense for the first quarter of 1998 and 1999 relates primarily to interest incurred on the senior and subordinated notes.

 Other (Income) Expense, Net

  Other (income) expense was $0.1 million for the first quarter of 1998 as compared to $(0.3) million for the first quarter of 1999. In the first quarter of 1999, the amount consisted primarily of earnings on invested funds.

 Income Taxes

  Income tax benefit was $2.7 million for the first quarter of 1998 and none for the first quarter of 1999. For the first quarter of 1998, the effective income tax rate differed from the applicable statutory rate due primarily to utilization of income tax credits available for research and development expenses.

 Extraordinary Loss, Net of Income Taxes

  Extraordinary loss, net of income taxes, was $0.9 million for the first quarter of 1998, and consisted of the write-off of unamortized debt issuance costs in connection with the January 30, 1998 repayment of debt outstanding under our then-existing credit agreements.

Liquidity and Capital Resources

  We have financed our capital requirements through sales of common and preferred stock, and borrowings under senior and subordinated notes, as well as term and revolving credit facilities. Our principal requirements for cash are operating costs, debt service, working capital and capital expenditures.

  As of March 31, 1999, our outstanding indebtedness included $105.7 million of senior notes, net of $4.3 million of unamortized debt issuance costs, $8.0 million of convertible subordinated notes and $2.5 million of capital lease obligations. At March 31, 1999, we had $1.9 million and $7.3 million of accrued interest outstanding on the senior notes and convertible subordinated notes, respectively. The convertible subordinated notes, including all accrued interest, are convertible into 5,142,720 shares of common stock at the option of the holders and will automatically convert upon a public equity offering. As of the date of this filing, we do not have a working capital credit facility in place.

  The senior notes and the related indenture do not contain ongoing quarterly or annual financial covenant requirements but do contain customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity.

  Cash used for operating activities was $4.7 million and $6.3 million for the three months ended March 31, 1998 and 1999, respectively. Period to period fluctuations in operations impacting these amounts were a larger net loss, a decrease in depreciation and amortization, a decrease in deferred income taxes, a decrease in extraordinary loss, a smaller increase in accounts receivable, smaller decreases in inventories and income taxes receivable, decreases in prepaid expenses, other assets and accounts payable and a smaller decrease in customer deposits, accrued expenses and other liabilities.

  Cash used for investing activities was $0.8 million for the first quarter of 1998 and $0.4 million for the first quarter of 1999 and consisted of acquisition of property, plant and equipment, net of proceeds from sale of property, plant and equipment. Cash provided by (used for) financing activities was $3.3 million for the first quarter of 1998 and $(0.3) million for the first quarter of 1999. In the first quarter of 1998, financing activities consisted primarily of the issuance of senior notes, and repayment of borrowings under our previous term notes and revolving loans. In the first quarter of 1999, financing activities consisted of payments on capital lease obligations.

  Based on currently available information, and subject to the success of our working capital and inventory management, we believe that our available cash and cash generated from operations will be adequate to fund our operations through 1999. While operating activities may provide cash in certain periods depending on the timing of any recovery in demand for our products, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. However, we continue to have limited capital resources and significant future obligations, including our future principal and interest payments under the senior notes. The existence of certain restrictive covenants in the indenture for the senior notes may inhibit our ability to raise additional financing. There can be no assurance we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital. See "Risk Factors--Because We Have a Substantial Amount of Indebtedness, We May Be Unable to Pay Interest or Principal on The Senior Notes."

                                 RISK FACTORS

 Because We Have a Substantial Indebtedness, We May Be Unable to Pay Interest or Principal on The Senior Notes

  At March 31, 1999, we had indebtedness of $116.1 million. Subject to certain limitations, we may also incur additional indebtedness in the future under the terms of the indenture related to the senior notes. Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness (including the senior notes), and to fund our operations, including planned capital expenditures and research and development expenses, depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in the data storage industry as well as general economic, financial, competitive and other factors that are beyond our control. For the three months ended March 31, 1999, earnings were inadequate to cover fixed charges by $11.7 million.

  Over the past several quarters, the data storage industry and the production and process-test equipment industry have been experiencing significant weakness in demand for products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may continue to result in, the deferral or cancellation of orders for our products. Delays or declines in product orders have had a material adverse effect on our operating results and financial condition over the last several quarters and fluctuations in demand for our products are expected to continue for the foreseeable future. We cannot be certain that our business will generate adequate cash flow or that any growth can be achieved under current or future market conditions. If we are unable to generate sufficient cash flow from operations to pay our debts and operate our business, including making necessary capital expenditures, we may be required to refinance all or a portion of our existing debt, including the senior notes, to sell assets or to obtain additional financing. We cannot be certain that any such action would be accomplished on acceptable terms.

  Our high level of debt will have several important effects on our future operations, including, but not limited to:

    . making it more difficult for us to satisfy our obligations with respect to the Senior Notes;
    . increasing our vulnerability to general adverse economic and industry conditions;
    . limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements;
    . requiring a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other operating needs and uses; and
    . limiting our flexibility in planning for, or reacting to, changes in our business.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Existing Financing Covenants Impose Restrictions on Our Operations Which We May Not Be Able to Comply With Due to Reasons Beyond Our Control

  The indenture related to the senior notes contains a number of covenants that significantly restrict our operations, such as our ability to:

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

 Proceeds May Become Unavailable to Make Payments to Holders of the Notes Due to Senior Rights of Other Existing and Future Indebtedness

  As of March 31, 1999, the senior notes and the note guarantees were effectively subordinated to approximately $2.5 million of secured indebtedness under our capital lease obligations.

  If we incur any additional senior indebtedness in the future that is not subordinated to the indebtedness outstanding under the senior notes, even if such indebtedness were not secured, the holder of such debt would be entitled to share ratably with the holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business. This may have the effect of reducing the amount of proceeds available to pay to holders of the Senior Notes upon the occurrence of any such events.

 We Have Experienced Significant Losses

  We had a net loss of approximately $10.8 million for the three months ended March 31, 1999. Such loss and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $114.9 million as of March 31, 1999. In addition, we used cash for operating activities of approximately $6.3 million for the three months ended March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Our Operating Results are Subject to Wide Variations and Continued Losses

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

 Dependence on and Cyclicality of Data Storage Industry May Lead to Continued Losses

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

 We Have Had to Restructure Operations and May Have to Again in the Future

  In light of the continued downturn in the data storage industry, and our expectation that the data storage industry's adverse market conditions will extend for the foreseeable future, we implemented two restructurings of our operations in June and November, 1998. While we believe our cost-cutting measures were appropriate given our anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the June and November 1998 Restructurings, or future cost-cutting measures will not have a material adverse effect on our ability to increase its net sales.

 If We Are Not Able to Adapt to Rapid Technological Change, We May Lose
Customers

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

 Because We Depend on a Small Number of Customers, Any Decrease in Net Sales to or a Loss of a Customer Will Have an Adverse Impact on Our Business

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 57.9% of our net sales were derived from sales to our three largest customers for the three months ended March 31, 1999. Even though our customer mix will likely change from period to period in the future, for the three months ended March 31, 1999, Seagate, Komag and Read-Rite accounted for 32.6%, 13.4% and 11.9% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

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

  There has been a trend toward consolidation in the disk drive industry which may result in a change in a current customer's purchasing habits, including a loss of the customer, a decrease in orders from that customer or a rescheduling or cancellation of orders previously made by a customer. Moreover, acquisitions involving existing customers may cause the concentration of our customer revenues to increase thereby increasing our dependence on fewer customers.

 We Have a High Risk of Inventory Obsolescence Which Can Adversely Effect Operating Results by Increasing Cost of Sales

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

  The significant downturn in the data storage industry has negatively impacted our operations. For example, during 1998 we recorded a $19.8 million charge to cost of sales to write down excess and obsolete inventory. We may be required to take additional inventory write-downs in the future due to our inability to obtain necessary product acceptance, or due to further cancellations by customers.

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

 Because We Sell a Small Number of Products, a Reduction in Demand for Any One of These Products May Have a Material Adverse Effect on Our Business

  We have historically derived a significant portion of our net sales from a relatively small number of products. For the three months ended March 31, 1999, we derived approximately 31.7% of our net sales from sales of our media certifier products (excluding parts and service). Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

 We May Not Be Able to Adequately Protect Our Proprietary Technology or May Be Subject to Claims of Infringement

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

 The Complexity and Customization of Our Products May Lead to Technical Difficulties and Unanticipated Costs

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

 Dependence on a Limited Group of Suppliers May Cause Delays in Product
Delivery

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

  Shortages of critical components and subassemblies used in our products have occurred in the past and may occur in the future. Also, the availability of materials may have longer lead times. In addition, our manufacture and timely delivery of products is often dependent on the ability of certain suppliers to deliver sub assemblies and other components in a timely manner. The failure of such suppliers to deliver these components in a timely manner may delay our product delivery until alternative sourcing may be developed. Alternative sources may not be located in time to avoid penalties or cancellation of our product orders. If a significant order or orders were canceled for this reason it could have a material adverse effect on our business, operating results and financial condition. Further, a significant increase in the price of one or more components used to produce our products would increase our production costs.

 Risks Associated with Acquisitions

  While we currently have no commitments, agreements or understandings with respect to any future acquisitions, our business strategy includes the expansion of our business, product lines and technology through acquisitions. We regularly review various acquisition prospects, including companies, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including:

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

 Any Future Inability to Obtain Additional Financing Will Have a Material Adverse Effect on Our Business

  To achieve our long-term strategic objectives and maintain our competitive position, we will need additional financial resources over the next several years to fund acquisitions, service debt, make capital expenditures, fund working capital and pay for research and development. We are continually investing in new technologies and our international infrastructure and, as a result, our fixed costs may increase in the foreseeable future, depending on the timing of any recovery in demand for our products. Our fixed costs may also increase if we expand our infrastructure in South Korea, Japan, other parts of Asia, or other locations. Any liquidity deficiency in the future could delay or change our management's plans, including curtailing our acquisition strategy, capital expenditures, facilities expansion and research and development expenditures, which could materially adversely affect our ability to pay our debts and our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Because We are Subject to Many Environmental Regulations, Any Violation Will Subject Us to Significant Liabilities

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

 Risks Related to the "Year 2000" Issue May Lead to Unanticipated Losses

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results. We are in the process of assessing the readiness of our internal systems and our products for handling the Year 2000 issue. Our ongoing assessment includes identification of exposures, repair or replacement of deficient systems, testing, implementation and contingency planning. Based on the assessments performed to date, we believe that all of our critical internal systems are Year 2000 ready. We are continuing to monitor the Year 2000 readiness of our products, including our installed base of products. If it is ultimately determined that any of our installed base of products have Year 2000 readiness issues, we currently plan to offer to our customers upgrades for certain of such products. To date, we have not incurred any material costs in connection with our assessment of our Year 2000 readiness. We do not believe that the costs of any actions required as a result of our assessment to date will have a material adverse effect on our business, operating results or financial condition. There can be no assurance, however, that we will successfully implement the correct solutions or that there will be no delay in or increased costs associated with our Year 2000 readiness. Our inability to successfully implement such changes could have a material adverse effect on our business, operating results or financial condition. In addition, there can be no assurance that our critical product and service providers, and their critical providers and so on, are or will become Year 2000 ready on a timely basis. The failure of such critical product and service providers and integrated information systems to be or become Year 2000 ready could have a material adverse effect on our business, operating results or financial condition. In addition, it is possible that our revenue may be adversely affected if current and prospective customers direct their spending resources away from purchasing our products over the next two years in order to correct or replace information systems which are not Year 2000 ready.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes during the three months ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material developments in the legal proceeding as previously reported in the Company's 1998 Annual Report on Form 10-K.

ITEM 2. CHANGES IN SECURITIES

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits
  Financial Data Schedule

  (b)Reports on Form 8-K
  Not applicable

                              PHASE METRICS, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PHASE METRICS, INC.
                                          (Registrant)


                                          By: /s/ BRAD LALUZERNE
                                             ---------------------------------
                                                      Brad LaLuzerne,
                                              Vice President, Finance, Chief
                                              Financial Officer and Assistant
                                                         Secretary

Date: May 14, 1999