Form 10-Q
period 1999-06-30
PHASE METRICS INC
filed 1999-08-16
CIK 1015717

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

                               ----------------

                      For the Quarter Ended June 30, 1999
                        Commission File Number 333-48817

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

                                 Yes [X] No [_]

  The number of shares outstanding of the Registrant's securities as of June 30, 1999 are as follows:

      Common Stock............................................. 5,620,172 shares
      Series A Preferred Stock................................. 8,250,000 shares
      Series B Preferred Stock................................. 3,857,280 shares
      Series C Preferred Stock................................. 7,610,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PHASE METRICS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 ITEM 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1998
         and June 30, 1999..............................................     3

         Condensed Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and 1999.........................................     4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended
         June 30, 1998 and 1999.........................................     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements.....................................................     6

         Management's Discussion and Analysis of Financial Condition and
 ITEM 2. Results of Operations..........................................    13

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....    27


PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings..............................................    27
 ITEM 2. Changes in Securities..........................................    27
 ITEM 3. Defaults Upon Senior Securities................................    27
 ITEM 4. Submission of Matters to a Vote of Security Holders............    27
 ITEM 5  Other Information..............................................    27
 ITEM 6. Exhibits and Reports on Form 8-K...............................    27
 Signatures..............................................................   28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHASE METRICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  June 30,
                                                          1998        1999
                                                      ------------ -----------
                                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents..........................  $  24,714    $  14,135
  Accounts receivable, net...........................     13,577        8,324
  Inventories........................................     25,222       17,104
  Prepaid expenses and other.........................      2,189        2,515
  Income taxes receivable............................      6,062          --
                                                       ---------    ---------
    Total current assets.............................     71,764       42,078
Property, plant and equipment, net...................     17,793       12,995
Intangible and other assets..........................      6,558        7,195
                                                       ---------    ---------
    Total assets.....................................  $  96,115    $  62,268
                                                       =========    =========

     LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable...................................  $   6,682    $   2,615
  Accrued expenses and other liabilities.............     16,966       16,212
  Customer deposits..................................        859        1,078
  Current portion of debt............................      1,374        1,212
                                                       ---------    ---------
    Total current liabilities........................     25,881       21,117

Long-term liabilities:
  Long-term debt.....................................    115,257      114,792
  Accrued expenses and interest......................      9,591       10,304
Series B redeemable preferred stock..................     11,331       11,697
Series C redeemable preferred stock..................     31,212       32,642

Commitments and contingencies (Note 5)

Stockholders' deficit:
  Series A preferred stock...........................          3            3
  Common stock.......................................      6,498        6,699
  Retained deficit...................................   (103,298)    (134,035)
  Accumulated other comprehensive loss...............       (360)        (951)
                                                       ---------    ---------
    Total stockholders' deficit......................    (97,157)    (128,284)
                                                       ---------    ---------
Total liabilities, redeemable preferred stock and
 stockholders' deficit...............................  $  96,115    $  62,268
                                                       =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (In thousands, unaudited)

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         1998      1999      1998      1999
                                       --------  --------  --------  --------
Net sales............................. $ 31,400  $  8,505  $ 63,902  $ 19,860
Cost of sales.........................   32,855    11,263    52,472    20,845
                                       --------  --------  --------  --------
  Gross profit (loss).................   (1,455)   (2,758)   11,430      (985)
Operating expenses:
  Research and development............    9,689     6,779    19,158    13,169
  Selling, general and
   administrative.....................    5,224     3,265     9,686     6,267
  Amortization of intangibles.........    1,642        93     3,280       186
  Settlement charge...................    5,872       --      5,872       --
  Restructuring charge................    3,046     1,995     3,046     1,995
                                       --------  --------  --------  --------
    Total operating expenses..........   25,473    12,132    41,042    21,617
                                       --------  --------  --------  --------
Loss from operations..................  (26,928)  (14,890)  (29,612)  (22,602)
Interest expense......................    3,770     3,460     7,201     6,798
Other (income) expense, net...........       25      (172)      120      (459)
                                       --------  --------  --------  --------
Loss before income taxes and
 extraordinary items..................  (30,723)  (18,178)  (36,933)  (28,941)
Income tax expense....................   11,434       --      8,701         0
                                       --------  --------  --------  --------
Loss before extraordinary items.......  (42,157)  (18,178)  (45,634)  (28,941)
Extraordinary loss, net of income
 taxes................................      --        --        941       --
                                       --------  --------  --------  --------
Net loss.............................. $(42,157) $(18,178) $(46,575) $(28,941)
                                       ========  ========  ========  ========
Accretion for redemption value and
 dividends on Series B and C
 redeemable preferred stock........... $   (557) $   (902) $ (1,113) $ (1,796)
                                       --------  --------  --------  --------
Net loss attributable to common
 stockholders......................... $(42,714) $(19,080) $(47,688) $(30,737)
                                       ========  ========  ========  ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
OPERATING ACTIVITIES:
  Net cash used for operating activities................... $ (2,020) $ (9,390)
                                                            --------  --------
INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment.............   (1,294)     (821)
  Proceeds from sale of property plant and equipment.......      --        328
                                                            --------  --------
    Net cash used for investing activities.................   (1,294)     (493)
                                                            --------  --------
FINANCING ACTIVITIES:
  Proceeds from senior notes...............................  110,000       --
  Repayment of term notes..................................  (79,200)      --
  Revolving loans--net.....................................  (22,300)      --
  Payment of debt issuance costs...........................   (4,839)      --
  Payments on capital lease obligations....................     (488)     (661)
  Issuance (repurchase) of common stock....................      (14)        2
                                                            --------  --------
  Net cash provided by (used for) financing activities.....    3,159      (659)
                                                            --------  --------
  Effect of exchange rate changes on cash and cash
   equivalents.............................................      (13)      (37)
                                                            --------  --------
  Net decrease in cash and cash equivalents................     (168)  (10,579)
  Cash and cash equivalents, beginning of period...........    2,977    24,714
                                                            --------  --------
  Cash and cash equivalents, end of period................. $  2,809  $ 14,135
                                                            ========  ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Phase Metrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end dates are used herein.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                          December 31, June 30
                                                              1998       1999
                                                          ------------ --------
     Raw materials and components........................   $  7,277   $  4,581
     Work-in-process.....................................      8,237      9,168
     Finished goods......................................      9,708      3,355
                                                            --------   --------
                                                            $ 25,222   $ 17,104
                                                            ========   ========

Note 3. Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                          December 31, June 30,
                                                              1998       1999
                                                          ------------ --------
     Equipment and furniture.............................   $ 32,753   $ 30,934
     Leasehold improvements..............................      5,500      5,408
     Construction in progress............................        171        157
                                                            --------   --------
                                                              38,424     36,499
   Accumulated depreciation and amortization.............    (20,631)   (23,504)
                                                            --------   --------
                                                            $ 17,793   $ 12,995
                                                            ========   ========

Note 4. Restructuring Charge

  The data storage industry in general has been experiencing significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted in the delay, deferral or cancellation of orders by several of the Company's major customers and have had a material adverse effect on the Company's business, results of operations and financial condition over the past several quarters. In light of these circumstances, and the Company's expectation that the current adverse market conditions in the data storage industry will extend through 1999, the Company implemented certain cost-cutting measures. In June 1999, the Company announced and implemented the consolidation of the Company's Fremont facilities. In July 1999, the Company implemented a workforce reduction of approximately 25 employees. While the Company believes its cost-cutting measures are appropriate given the current and

                              PHASE METRICS, INC.

anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on the Company's ability to increase net sales. In the second quarter of 1999, the Company recorded a charge of $2.0 million related to this restructuring, including $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of June 30, 1999, $0.7 million was recorded as an accrued liability related to the restructuring activities. In July 1999, $0.1 million was recorded as an accrued liability for severance related to the workforce reduction.

  In connection with the negative impact on the Company's operations of the significant data storage industry downturn, for the three months ended June 30, 1999, the Company recorded a $5.0 million charge to cost of sales to write-down excess and obsolete inventory.

Note 5. Commitments and Contingencies

  Letter of Credit--As of December 31, 1998 and June 30, 1999, the Company had a letter of credit outstanding to a third party beneficiary totaling $2.1 million. The letter of credit is secured by a certificate of deposit included in non-current assets on the accompanying condensed consolidated balance sheet.

Note 6. Comprehensive Loss

  The components of comprehensive loss are as follows (in thousands):

                                         Three Months
                                             Ended         Six Months Ended
                                           June 30,            June 30,
                                       ------------------  ------------------
                                         1998      1999      1998      1999
                                       --------  --------  --------  --------
   Net loss........................... $(42,157) $(18,178) $(46,575) $(28,941)
   Foreign currency translation
    adjustments.......................      (18)      (61)      (50)     (591)
                                       --------  --------  --------  --------
   Comprehensive loss................. $(42,175) $(18,239) $(46,625) $(29,532)
                                       ========  ========  ========  ========

Note 7. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled approximately 36% and 53% of net sales for the six months ended June 30, 1998 and 1999, respectively. As of December 31, 1998 and June 30, 1999, balances due from foreign customers (primarily located in Asia) were $4.0 million and $2.9 million, respectively.

  The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                                1998      1999
                                                              --------  --------
   Customer:
     A.......................................................      11%       34%
     B.......................................................      --        13%
     C.......................................................      26%       --
     D.......................................................      17%       --

  As of December 31, 1998 and June 30, 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $12.3 million (5 customers) and $7.4 million (3 customers), respectively.

                              PHASE METRICS, INC.

  The following presents net sales and long-lived assets by geographic territory:

                                Long-Lived Assets            Net Sales
                              --------------------- ---------------------------
                                                     Six Months Ended June 30,
                              December 31, June 30, ---------------------------
                                  1998       1999       1998          1999
                              ------------ -------- ------------- -------------
   United States operations:
     Domestic...............    $23,589    $19,401  $      40,912 $       9,348
     Foreign................        --         --          19,081         7,975
   Asia operations..........        762        789          3,909         2,537
                                -------    -------  ------------- -------------
   Total....................    $24,351    $20,190  $      63,902 $      19,860
                                =======    =======  ============= =============

Note 8. Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

  Phase Metrics' Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of Phase Metrics' wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

  Presented below is condensed consolidating financial information for Phase Metrics, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") for the three and six months ended June 30, 1998 and 1999. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

  The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 1998
                                  (Unaudited)

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 27,326    $ 5,821       $2,847       $(4,594)    $ 31,400
Cost of sales...........    31,550      2,862        2,192        (3,749)      32,855
                          --------    -------       ------       -------     --------
  Gross profit (loss)...    (4,224)     2,959          655          (845)      (1,455)
Research and development
 expense................     8,771        981          --            (63)       9,689
Selling, general and
 administrative
 expense................     3,982        836          435           (29)       5,224
Amortization and write-
 downs of intangible
 assets.................     1,642        --           --            --         1,642
Settlement charge.......     5,872        --           --            --         5,872
Restructuring charge....     2,439        607          --            --         3,046
                          --------    -------       ------       -------     --------
  Income (loss) from
   operations...........   (26,930)       535          220          (753)     (26,928)
Interest expense........     3,769        --             1           --         3,770
Other (income) expense--
 net....................        32        --            (7)          --            25
                          --------    -------       ------       -------     --------
  Income (loss) before
   equity in
   subsidiaries and
   taxes................   (30,731)       535          226          (753)     (30,723)
Equity in net loss of
 subsidiaries...........       (59)       --           --             59          --
Income tax expense
 (benefit)..............    11,367         (4)          71           --        11,434
                          --------    -------       ------       -------     --------
Net income (loss).......  $(42,157)   $   539       $  155       $  (694)    $(42,157)
                          ========    =======       ======       =======     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1998
                                  (Unaudited)
                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 56,736    $10,316       $5,755       $(8,905)    $ 63,902
Cost of sales...........    50,553      5,263        4,842        (8,186)      52,472
                          --------    -------       ------       -------     --------
  Gross profit..........     6,183      5,053          913          (719)      11,430
Research and development
 expense................    17,421      1,800          --            (63)      19,158
Selling, general and
 administrative
 expense................     7,484      1,443          797           (38)       9,686
Amortization and write-
 downs of intangible
 assets.................     3,280        --           --            --         3,280
Settlement charge.......     5,872        --           --            --         5,872
Restructuring charge....     2,439        607          --            --         3,046
                          --------    -------       ------       -------     --------
  Income (loss) from
   operations...........   (30,313)     1,203          116          (618)     (29,612)
Interest expense........     7,201         (4)           4           --         7,201
Other (income) expense--
 net....................       135         14          (29)          --           120
                          --------    -------       ------       -------     --------
  Income (loss) before
   equity in
   subsidiaries, taxes
   and extraordinary
   items................   (37,649)     1,193          141          (618)     (36,933)
Equity in net income of
 subsidiaries...........       396                                  (396)         --
Income tax expense......     8,381        286           34           --         8,701
                          --------    -------       ------       -------     --------
  Net income (loss)
   before extraordinary
   items................   (45,634)       907          107        (1,014)     (45,634)
Extraordinary items, net
 of income taxes........       941        --           --            --           941
                          --------    -------       ------       -------     --------
  Net income (loss).....  $(46,575)   $   907       $  107       $(1,014)    $(46,575)
                          ========    =======       ======       =======     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1998
                                  (Unaudited)

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
                                                (in thousands)
Net income (loss)....... $(46,575)   $   907       $   107      $(1,014)    $(46,575)
 Depreciation,
  amortization and
  write-downs of
  intangible assets.....    7,533        394            45          --         7,972
 Equity in net income of
  subsidiaries..........     (396)       --            --           396          --
 Other non-cash
  adjustments...........    2,279        --            --           --         2,279
 Extraordinary items....      941        --            --           --           941
 Changes in working
  capital...............   31,236      7,025        (5,516)         618       33,363
                         --------    -------       -------      -------     --------
Net cash provided by
 (used for) operating
 activities.............   (4,982)     8,326        (5,364)         --        (2,020)
                         --------    -------       -------      -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............     (237)      (998)          (59)         --        (1,294)
                         --------    -------       -------      -------     --------
Net cash used for
 investing activities...     (237)      (998)          (59)         --        (1,294)
                         --------    -------       -------      -------     --------
Financing activities:
 Proceeds from senior
  notes.................  110,000        --            --           --       110,000
 Repayment of term and
  subordinated notes....  (79,200)       --            --           --       (79,200)
 Revolving loans--net...  (22,300)       --            --           --       (22,300)
 Payment of debt
  issuance costs........   (4,839)                                  --        (4,839)
 Other..................    1,730     (7,737)        5,505          --          (502)
                         --------    -------       -------      -------     --------
Net cash provided by
 (used for) financing
 activities.............    5,391     (7,737)        5,505          --         3,159
                         --------    -------       -------      -------     --------
Effect of exchange rate
 changes on cash and
 cash equivalents.......      --         --            (13)         --           (13)
Net increase (decrease)
 in cash and cash
 equivalents............      172       (409)           69          --          (168)
Cash and cash
 equivalents, beginning
 of year................    1,757        780           440          --         2,977
                         --------    -------       -------      -------     --------
Cash and cash
 equivalents, end of
 year................... $  1,929    $   371       $   509      $   --      $  2,809
                         ========    =======       =======      =======     ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 June 30, 1999
                                  (Unaudited)

                                                     Foreign
                           Parent     Guarantor   Non-Guarantor Eliminating
                           Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          ---------  ------------ ------------- ----------- ------------
                                                 (in thousands)
         ASSETS
Cash and cash
 equivalents............  $  13,258    $   277       $   600      $   --     $  14,135
Accounts receivable--
 net....................      7,197         66         1,061          --         8,324
Inventories.............     14,949        739         5,005       (3,589)      17,104
Other current assets....      2,365          1           156           (7)       2,515
Property, plant and
 equipment, net.........     12,034        595           366          --        12,995
Intercompany balances...       (661)     9,665        (9,004)         --           --
Investment in
 subsidiaries...........      5,653        --            --        (5,653)         --
Other...................      6,769          3           423          --         7,195
                          ---------    -------       -------      -------    ---------
  Total assets..........  $  61,564    $11,346       $(1,393)     $(9,249)   $  62,268
                          =========    =======       =======      =======    =========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............  $  19,309    $   139       $   457      $   --     $  19,905
Current portion of
 debt...................      1,212        --            --           --         1,212
Long-term debt..........    114,792        --            --           --       114,792
Redeemable preferred
 stock..................     44,339        --            --           --        44,339
Other...................     10,196        --            108          --        10,304
Stockholders' equity
 (deficit)..............   (128,284)    11,207        (1,958)      (9,249)    (128,284)
                          ---------    -------       -------      -------    ---------
  Total liabilities,
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............  $  61,564    $11,346       $(1,393)     $(9,249)   $  62,268
                          =========    =======       =======      =======    =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 1999
                                  (Unaudited)
                                                     Foreign
                           Parent     Guarantor   Non-Guarantor Eliminating
                           Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          ---------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $   8,684    $   753       $ 2,058      $(2,990)   $   8,505
Cost of sales...........     11,611        324         2,335       (3,007)      11,263
                          ---------    -------       -------      -------    ---------
  Gross profit (loss)...     (2,927)       429          (277)          17       (2,758)
Research and development
 expense................      6,746         33           --           --         6,779
Selling, general and
 administrative
 expense................      2,554        104           607          --         3,265
Amortization of
 intangibles ...........         93        --            --           --            93
Restructuring charge....      1,995        --            --           --         1,995
                          ---------    -------       -------      -------    ---------
  Income (loss) from
   operations...........    (14,315)       292          (884)          17      (14,890)
Interest expense........      3,460        --            --           --         3,460
Other (income) expense--
 net....................       (239)       --             67          --          (172)
                          ---------    -------       -------      -------    ---------
  Income (loss) before
   equity in
   subsidiaries ........    (17,536)       292          (951)          17      (18,178)
Equity in net loss of
 subsidiaries...........       (642)       --            --           642          --
                          ---------    -------       -------      -------    ---------
  Net income (loss).....  $ (18,178)   $   292       $  (951)     $   659    $ (18,178)
                          =========    =======       =======      =======    =========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 1999
                                  (Unaudited)

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 19,559     $1,306       $ 3,678      $(4,683)    $ 19,860
Cost of sales...........    21,216        493         4,071       (4,935)      20,845
                          --------     ------       -------      -------     --------
  Gross profit (loss)...    (1,657)       813          (393)         252         (985)
Research and development
 expense................    13,059        110           --           --        13,169
Selling, general and
 administrative
 expense................     4,945        259         1,063          --         6,267
Amortization of
 intangibles............       186        --            --           --           186
Restructuring charge....     1,995        --            --           --         1,995
                          --------     ------       -------      -------     --------
  Income (loss) from
   operations...........   (21,842)       444        (1,456)         252      (22,602)
Interest expense........     6,794        --              4          --         6,798
Other (income) expense--
 net....................      (564)       --            105          --          (459)
                          --------     ------       -------      -------     --------
  Income (loss) before
   equity in
   subsidiaries.........   (28,072)       444        (1,565)         252      (28,941)
Equity in net loss of
 subsidiaries...........      (869)       --            --           869          --
                          --------     ------       -------      -------     --------
  Net income (loss).....  $(28,941)    $  444       $(1,565)     $ 1,121     $(28,941)
                          ========     ======       =======      =======     ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                                  (Unaudited)

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net income (loss).......  $(28,941)    $  444       $(1,565)     $ 1,121     $(28,941)
 Depreciation and
  amortization of
  intangibles...........     4,220        106            50          --         4,376
 Equity in net loss of
  subsidiaries..........       869        --            --          (869)         --
 Other non-cash
  adjustments...........     2,292        --            --           --         2,292
 Changes in working
  capital...............    12,326          4           805         (252)      12,883
                          --------     ------       -------      -------     --------
Net cash provided by
 (used for) operating
 activities.............    (9,234)       554          (710)         --        (9,390)
                          --------     ------       -------      -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............      (660)       --           (161)         --          (821)
 Proceeds from sale of
  property, plant and
  equipment.............       328        --            --           --           328
                          --------     ------       -------      -------     --------
Net cash used for
 investing activities...      (332)       --           (161)         --          (493)
                          --------     ------       -------      -------     --------
Financing activities:
 Payments on capital
  lease obligations.....      (661)       --            --           --          (661)
 Issuance of preferred
  stock.................         2        --            --           --             2
 Other..................      (148)      (290)          438          --           --
                          --------     ------       -------      -------     --------
Net cash provided by
 (used for) financing
 activities.............      (807)      (290)          438          --          (659)
                          --------     ------       -------      -------     --------
Effect of exchange rate
 changes on cash and
 cash equivalents.......       --         --            (37)         --           (37)
Net increase (decrease)
 in cash and cash
 equivalents............   (10,373)       264          (470)         --       (10,579)
Cash and cash
 equivalents, beginning
 of year................    23,631         13         1,070          --        24,714
                          --------     ------       -------      -------     --------
Cash and cash
 equivalents, end of
 year...................  $ 13,258     $  277       $   600      $   --      $ 14,135
                          ========     ======       =======      =======     ========

                              PHASE METRICS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2.

  Statements in this discussion and analysis and elsewhere in this report, including, but not limited to statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These and any other forward-looking statements contained in this report are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in our other reports and filings with the SEC, including our 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date of this filing. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

 Recent Events

  The data storage industry in general has recently experienced significant weakness in demand for products, intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, deferral or cancellation of orders for our products. Delays, deferrals and cancellations of orders for our products have had a material adverse effect on our operating results and financial condition over the last several quarters and fluctuations in demand for our products is expected to continue through 1999 and beyond. Under current or future market conditions, there can be no assurance that our business will generate adequate cash flow or that any growth can be achieved. Because we must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, deferral or cancellation of such orders will have a material adverse effect on our operating results.

  As indicated above, our business, operating results and financial condition continue to be adversely affected by a downturn in the data storage industry and reduced or delayed capital equipment expenditures by data storage companies. As we have done in the past, in June 1999, we implemented certain cost-cutting measures. In June 1999, we announced and implemented the consolidation of our Fremont facilities. In July 1999, we implemented a workforce reduction of approximately 25 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales. In connection with the negative impact on our operations of the significant data storage industry downturn, for the three months ended June 30, 1999, we recorded a $5.0 million charge to cost of sales to write-down excess and obsolete inventory, as well as a $2.0 million restructuring charge.

  We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Quarterly results in the future may fluctuate due to the factors discussed above or other factors.

 Customer Concentration

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 55.3% of our net sales were derived from sales to our three largest customers for the six months ended June 30, 1999. Even though our customer mix will likely change from period to period in the future, for the six months ended June 30, 1999, Seagate, Read-Rite and Komag accounted for 33.8%, 12.8% and 8.7% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Results of Operations

 Net Sales

  Net sales consist primarily of revenue from sales of our process and production-test equipment and, to a lesser extent, related upgrades, parts and services. Net sales decreased 72.9% from $31.4 million for the second quarter of 1998 to $8.5 million for the second quarter of 1999 and decreased 68.9% from $63.9 million for the six months ended June 30, 1998 to $19.9 million for the six months ended June 30, 1999. These decreases were primarily due to decreased unit sales of our products due to the adverse market conditions in the data storage industry.

 Gross Profit (Loss)

  Cost of sales includes material costs, direct labor and overhead costs related to the production and installation of our products, including warranty and other service costs. Gross profit (loss) decreased from ($1.5) million for the second quarter of 1998 to ($2.8) million for the second quarter of 1999 and from $11.4 million for the six months ended June 30, 1998 to ($1.0) million for the six months ended June 30, 1999. Gross profit (loss) as a percentage of net sales ("gross margin") decreased from (4.6%) for the second quarter of 1998 to (32.4%) for the second quarter of 1999 and from 17.9% for the six months ended June 30, 1998 to (5.0%) for the six months ended June 30, 1999. These decreases were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity, partially offset by a smaller inventory write down of $5.0 million in the second quarter of 1999 compared to a $13.5 million write down in the second quarter of 1998, and lower gross profit on products shipped in 1998 in connection with the settlement agreement discussed below.

  In April 1998, we entered into a settlement agreement to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from us. We took this action to protect our intellectual property and preserve a valued customer relationship. We concluded that such action was necessary in order to discourage further unauthorized use of our intellectual property in the future by this or other third parties. We made the reimbursement provided for under the settlement agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the settlement agreement were at favorable pricing which negatively impacted our gross profit margin through the first quarter of 1999.

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

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and consultants, project materials and other costs associated with our ongoing research and product development. Research and development expense decreased from $9.7 million for the second quarter of 1998 to $6.8 million for the second quarter of 1999 and from $19.2 million for the six months ended June 30, 1998 to $13.2 million for the six months ended June 30, 1999. Research and development expense as a percentage of net sales increased from 30.9% for the second quarter of 1998 to 79.7% for the second quarter of 1999, and from 30.0% for the six months ended June 30, 1998 to 66.3% for the six months ended June 30, 1999. These percentage increases were primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions, including those in connection with the June and November 1998 restructurings, along with a decrease in project material costs. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

 Selling, General and Administrative Expense

  Selling, general and administrative expense consists primarily of salaries and related costs of personnel and professional services, including certain acquisition related earnout costs. Selling, general and administrative expense decreased from $5.2 million for the second quarter of 1998 to $3.3 million for the second quarter of 1999 and from $9.7 million for the six months ended June 30, 1998 to $6.3 million for the six months ended June 30, 1999. Selling, general and administrative expense as a percentage of net sales increased from 16.6% for the second quarter of 1998 to 38.4% for the second quarter of 1999 and from 15.2% for the six months ended June 30, 1998 to 31.6% for the six months ended June 30, 1999. These percentage increases were primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions, including those in connection with the June and November 1998 restructurings.

 Amortization of Intangible Assets

  Amortization of intangible assets decreased from $1.6 million for the second quarter of 1998 to $0.1 million for the second quarter of 1999 and from $3.3 million for the six months ended June 30, 1998 to $0.2 million for the six months ended June 30, 1999. These decreases were due to intangible assets becoming fully amortized.

 Settlement Charge

  In connection with the Settlement Agreement, discussed under "Results of Operations Gross Profit (Loss)," the Company recorded a $5.9 million charge to earnings in the second quarter of 1998.

 Restructuring Charge

  The data storage industry in general has been experiencing significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of our major customers and have had a material adverse effect on our business, results of operations and financial condition over the past several quarters. In light of these circumstances, in June 1998 and June 1999, we implemented certain cost-cutting measures to reduce our operating expenses to respond to this situation. In June 1998 we implemented a workforce reduction of approximately 115 employees, relocated and consolidated much of our Concord, California operations to our Fremont, California facility and consolidated our San Diego, California facility. In June 1999, we announced and implemented the consolidation of our Fremont facilities. In July 1999 we implemented a workforce reduction of approximately 25 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales.

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included
$0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of June 30, 1999, $0.7 million was recorded as an accrued liability related to the restructuring activities. In July 1999, $0.1 million was recorded as an accrued liability for severence related to the workforce reduction.

 Interest Expense

  Interest expense for the first and second quarters of 1998 and 1999 and the six months ended June 30, 1998 and 1999 relates primarily to interest incurred on the senior and subordinated notes.

 Other (Income) Expense, Net

  There was no other (income) expense for the second quarter of 1998 compared to $(0.2) million for the second quarter of 1999 and $0.1 million for the six months ended June 30, 1998 compared to ($0.5) million for the six months ended June 30, 1999. For the second quarter and six months ended June 30, 1999, the amount consisted primarily of earnings on invested funds.

 Income Taxes

  Income tax expense was $11.4 million for the second quarter of 1998 and none for the second quarter of 1999. Income tax expense was $8.7 million for the six months ended June 30, 1998 and none for the six months ended June 30, 1999.

  For the 1998 periods, the effective income tax rate differed from the applicable statutory rate due primarily to the charge taken in the second quarter of 1998 for a valuation allowance against our entire deferred tax asset balance. Such charge was taken due to factors which give rise to uncertainty as to whether the net deferred tax asset was realizable, including the lack of history of consistent earnings and the significant loss in the second quarter of 1998.

 Extraordinary Loss, Net of Income Taxes

  Extraordinary loss, net of income taxes, was $0.9 million for the six months ended June 30, 1998, and consisted of the write-off of unamortized debt issuance costs in connection with the January 30, 1998 repayment of debt outstanding under our then-existing credit agreements.

 Liquidity and Capital Resources

  We have financed our capital requirements through sales of common and preferred stock, and borrowings under senior and subordinated notes, as well as term and revolving credit facilities. Our principal requirements for cash are operating costs, debt service, working capital and capital expenditures.

  As of June 30, 1999, our outstanding indebtedness included $105.9 million of senior notes, net of $4.1 million of unamortized debt issuance costs, $8.0 million of convertible subordinated notes and $2.1 million of capital lease obligations. At June 30, 1999, we had $4.9 million and $7.6 million of accrued interest outstanding on the senior notes and convertible subordinated notes, respectively. The convertible subordinated notes, including all accrued interest, are convertible into 5,142,720 shares of common stock at the option of the holders and will automatically convert upon a public equity offering. As of the date of this filing, we do not have a working capital credit facility in place.

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

  Cash used for operating activities increased from $2.0 million to $9.4 million for the six months ended June 30, 1998 and 1999, respectively. Period to period fluctuations in operations impacting this increase were a smaller net loss for the six months ended June 30, 1999, decreases in depreciation and amortization, deferred income taxes, extraordinary loss, an increase in accounts receivable in 1998 compared to a decrease in 1999, a smaller decrease in inventories, an increase in income taxes receivable in 1998 compared to a decrease in 1999, and decreases in accounts payable, customer deposits, accrued expenses and other liabilities in 1998 as compared to increases in 1999.

  Cash used for investing activities was $1.3 million and $0.5 million for the six months ended June 30, 1998 and 1999 and consisted of acquisition of property, plant and equipment, net of proceeds from sale of property, plant and equipment. Cash provided by (used for) financing activities was $3.2 million for the six months ended June 30, 1998 and $(0.7) million for the six months ended June 30, 1999. For the six months ended June 30, 1998, financing activities consisted primarily of the issuance of senior notes and repayment of borrowings under our previous term notes and revolving loans. For the six months ended June 30, 1999, financing activities consisted of payments on capital lease obligations.

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

                                 RISK FACTORS

 Because We Have Substantial Indebtedness, We May Be Unable to Pay Interest or Principal on The Senior Notes

  At June 30, 1999, we had indebtedness of $116.0 million. Subject to certain limitations, we may also incur additional indebtedness in the future under the terms of the indenture related to the senior notes. Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness (including the senior notes), and to fund our operations, including planned capital expenditures and research and development expenses, depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in the data storage industry as well as general economic, financial, competitive and other factors that are beyond our control. For the three and six months ended June 30, 1999, earnings were inadequate to cover fixed charges by $19.1 million and $30.7 million, respectively.

  Over the past several quarters, the data storage industry and the production and process-test equipment industry have been experiencing significant weakness in demand for products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may continue to result in, the deferral or cancellation of orders for our products. Delays or declines in product orders have had a material adverse effect on our operating results and financial condition over the last several years and fluctuations in demand for our products are expected to continue for the foreseeable future. We cannot be certain that our business will generate adequate cash flow or that any growth can be achieved under current or future market conditions. If we are unable to generate sufficient cash flow from operations to pay our debts and operate our business, including making necessary capital expenditures, we may be required to refinance all or a portion of our existing debt, including the senior notes, to sell assets or to obtain additional financing. We cannot be certain that any such action would be accomplished on acceptable terms.

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

 Proceeds May Become Unavailable to Make Payments to Holders of the Notes Due to Senior Rights of Other Existing and Future Indebtedness

  As of June 30, 1999, the Senior Notes and the note guarantees were effectively subordinated to approximately $2.1 million of secured indebtedness under our capital lease obligations.

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

 We Have Experienced Significant Losses

  We had net losses of approximately $18.2 million and $28.9 million for the three and six months ended June 30, 1999. Such loss and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $134.0 million as of June 30, 1999. In addition, we used cash for operating activities of approximately $9.4 million for the six months ended June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 We Have Had to Restructure Operations and May Have to Again in the Future

  The data storage industry in general has been experiencing significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted in the rescheduling or cancellation of orders by several of our major customers and has had a material adverse effect on our business, results of operations and financial condition over the past several quarters. In light of these circumstances, and our expectation that the current adverse market conditions in the data storage industry will extend through 1999, in June 1999, we implemented certain cost-cutting measures to reduce our operating expenses to respond to this situation. In June 1999, we announced and implemented the consolidation of our Fremont facilities. In July 1999, we implemented a workforce reduction of approximately 25 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales. In the second quarter of 1999, we recorded a charge of $2.0 million related to this restructuring, including $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of June 30, 1999, $0.7 million was recorded as an accrued liability related to the restructuring activities. In July 1999, $0.1 million was recorded as an accrued liability for severence related to the workforce reduction.

  In connection with the negative impact on our operations of the significant data storage industry downturn, for the three months ended June 30, 1999, we recorded a $5.0 million charge to cost of sales to write-down excess and obsolete inventory.

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

 Because We Depend on a Small Number of Customers, Any Decrease in Net Sales to or a Loss of a Customer Will Have a Significant Negative Impact on Our Business

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 55.3% of our net sales were derived from sales to our three largest customers for the six months ended June 30, 1999. Even though our customer mix will likely change from period to period in the future, for the six months ended June 30, 1999, Seagate, Read-Rite and Komag accounted for 33.8%, 12.8% and 8.7% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

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

  The significant downturn in the data storage industry has negatively impacted our operations. For example, during the three months ended June 30, 1999 we recorded a $5.0 million charge to cost of sales to write down excess and obsolete inventory. We may be required to take additional inventory write-downs in the future due to our inability to obtain necessary product acceptance, or due to further cancellations by customers.

 Our Industry is Highly Competitive

  The disk drive process and production-test equipment industry is highly competitive. In each of our product lines, we face substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources. For example, we face competition from Zyratex, General Disk and Hitachi DECO for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Integral Solutions International for quasi-static MR head testers; Koyo Precision Instruments, Inc. and Zygo Corporation for flying height testers, and Technistar for automation technology. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. We experience intense competition worldwide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO has substantially greater financial, technical, marketing, manufacturing, research and development and other resources. We also experience competition from other full-line and partial-line manufacturers of process and production-test equipment. Our competitors may develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to our products, or new competitors may enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and equipment prices based on foreign currencies. Accordingly, currency fluctuations could cause our dollar-priced products to be less competitive than our competitors' products priced in other currencies.

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

 Because We Sell a Small Number of Products, a Reduction in Demand for Any One of These Products May Have a Significant Negative Effect on Our Business

  We have historically derived a significant portion of our net sales from a relatively small number of products. For the six months ended June 30, 1999, we derived approximately 24.7% of our net sales from sales of our media certifier products (excluding parts and service). Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

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

  We cannot be certain that the claims allowed on any of our patents will be sufficiently broad to protect our technology. Moreover, any patent we own could be invalidated deemed unenforceable, circumvented or challenged. Also, we cannot be certain that our patent rights will provide us competitive advantages or that any of our pending or future patent applications will be issued with claims of the scope that we desire, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents we own. In addition, foreign intellectual property laws or our agreements may not protect our intellectual property rights in any foreign country. Any failure to protect our intellectual property rights could have a material adverse effect on our business, operating results and financial condition.

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

 Any Future Inability to Obtain Additional Financing Will Have a Significant Negative Effect on Our Business

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

 Because We Depend on Key Personnel, The Loss of Any One of Them Could Have A Material Adverse Effect on Our Business

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

 Our International Operations are Subject to Inherent Risks

  Our sales and operating activities outside of the United States are subject to inherent risks, including:

    . fluctuations in the value of the United States dollar relative to foreign currencies;
    .  tariffs;
    .  quotas
    .  taxes and other market barriers;
    .  political, economic and monetary instability;
    .  restrictions on the export or import of technology;
    .  potentially limited intellectual property protection;
    . difficulties in staffing and managing international operations; and . potentially adverse tax consequences.

  These factors could have a material adverse effect on our business, operating results or financial condition. In addition, although substantially all of our export sales to date have been denominated in United States dollars, such sales may not be denominated in dollars in the future. As a result, currency exchange fluctuations in countries where we conduct business could have a material adverse effect on our business, operating results and financial condition. In this regard, several Asian countries, including South Korea, Japan and Thailand, have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. Due to these conditions, some of our customers may delay, reschedule or cancel significant current or future product orders. If any such orders are delayed, rescheduled or cancelled, our business, operating results and financial condition would be adversely affected. to the extent that recent economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of our customers or potential customers in affected regions, then such economic troubles have also negatively impacted our operations. With respect to existing customers, we do not believe that such Asian economic troubles have had a significant impact on our operation. With respect to potential customers, we are unable to quantify the impact that such Asian economic troubles will have on our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes during the six months ended June 30, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On May 4, 1998, Phase Metrics filed suit against Vlad Pogrebinsky, Igor Iosilevsky, Thomas Tucker, Jonathan Nguyen and Magnetic Recording Solutions
(MRS), Inc. alleging misappropriation of trade secrets, breach of contract, copyright infringement, interference with prospective advantage and unfair competition. (Phase Metrics, Inc. v. Magnetic Recording Solutions et. al.) The case was filed in the U.S. District Court in the Northern District of California. The individual defendants were former employees of Phase Metrics. On July 29, 1998, the defendants in the case filed counterclaims against Phase Metrics and its president and chief executive officer alleging intentional and negligent interference with contractual relations, intentional and negligent interference with prospective business advantage, trade libel, slander per se, intentional and negligent infliction of emotional distress, unfair competition, attempted monopolization, monopolization, and unfair practices in violation of California Business and Professions Code Section 17000, et. Seq. On March 16, 1999, the court granted Phase Metrics' motion for a preliminary injunction and enjoined the defendants from further marketing or selling the infringing products and any derivative products and from continuing to use Phase Metrics' copyrighted and trade secret technology.

  On June 24, 1999, Phase Metrics, Inc. and MRS reached a settlement. The result of the settlement agreement had an immaterial effect on our financial position and results of operations.

  Phase Metrics is also subject to various other legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, Phase Metrics believes that the final outcome of these other matters will not have a material adverse effect on its business, operating results or financial condition.

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

                                          PHASE METRICS, INC.
                                          (Registrant)

                                                 /s/ Dewey Hockemeyer
                                          By: _________________________________
                                                      Dewey Hockemeyer
                                               Vice President, Finance, Chief
                                                      Financial Officer
                                                  and Assistant Secretary

Date: August 16, 1999