Form 10-Q
period 1999-09-30
PHASE METRICS INC
filed 1999-11-15
CIK 1015717

===============================================================================

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

                               ----------------

                    For the Quarter Ended September 30, 1999
                        Commission File Number 333-48817

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

                                 Yes [X] No [_]

  The number of shares outstanding of the Registrant's securities as of September 30, 1999 are as follows:

     Common Stock.............................................. 5,619,138 shares
     Series A Preferred Stock.................................. 8,250,000 shares
     Series B Preferred Stock.................................. 3,857,280 shares
     Series C Preferred Stock.................................. 7,610,000 shares

================================================================================

                              PHASE METRICS, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
 ITEM 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1999..........................................     3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 1998 and 1999...............     4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1999........................     5

         Notes to Unaudited Condensed Consolidated Financial Statements..     6

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......    23

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings...............................................    23
 ITEM 2. Changes in Securities...........................................    23
 ITEM 3. Defaults Upon Senior Securities.................................    23
 ITEM 4. Submission of Matters to a Vote of Security Holders.............    23
 ITEM 5  Other Information...............................................    23
 ITEM 6. Exhibits and Reports on Form 8-K................................    23
 Signatures..............................................................    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHASE METRICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                            December 31, September 30,
                                                1998         1999
                                            ------------ -------------
                                                          (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents................  $  24,714     $   6,908
  Accounts receivable, net.................     13,577         5,032
  Inventories..............................     25,222        15,141
  Prepaid expenses and other...............      2,189         1,272
  Income taxes receivable..................      6,062           --
                                             ---------     ---------
    Total current assets...................     71,764        28,353
Property, plant and equipment, net.........     17,793        11,553
Intangible and other assets................      6,558         5,822
                                             ---------     ---------
    Total assets...........................  $  96,115     $  45,728
                                             =========     =========
  LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.........................  $   6,682     $   2,308
  Accrued expenses and other liabilities...     16,966        10,039
  Customer deposits........................        859         1,401
  Current portion of debt..................      1,374         1,222
                                             ---------     ---------
    Total current liabilities..............     25,881        14,970
Long-term liabilities:
  Long-term debt...........................    107,257       106,652
  Convertible subordinated notes...........      8,000         8,000
  Accrued expenses and interest............      9,591        10,290
Series B redeemable preferred stock........     11,331        11,885
Series C redeemable preferred stock........     31,212        33,402
Stockholders' deficit:
  Series A preferred stock.................          3             3
  Common stock.............................      6,498         6,799
  Retained deficit.........................   (103,298)     (145,658)
  Accumulated other comprehensive loss.....       (360)         (615)
                                             ---------     ---------
    Total stockholders' deficit............    (97,157)     (139,471)
                                             ---------     ---------
Total liabilities, redeemable preferred
 stock and stockholders' deficit...........  $  96,115     $  45,728
                                             =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (In thousands, unaudited)


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1998      1999      1998      1999
                                       --------  --------  --------  --------
Net sales............................. $ 22,432  $  6,633  $ 86,334  $ 26,493
Cost of sales.........................   20,084     5,304    72,556    26,149
                                       --------  --------  --------  --------
  Gross profit........................    2,348     1,329    13,778       344
Operating expenses:
  Research and development............    7,850     5,620    27,008    18,789
  Selling, general and
   administrative.....................    3,832     2,940    13,518     9,207
  Amortization of intangibles.........       89        93     3,369       279
  Settlement charge...................      --        --      5,872       --
  Restructuring charge................      --        --      3,046     1,995
                                       --------  --------  --------  --------
    Total operating expenses..........   11,771     8,653    52,813    30,270
                                       --------  --------  --------  --------
Loss from operations..................   (9,423)   (7,324)  (39,035)  (29,926)
Interest expense......................    3,621     3,408    10,822    10,206
Other (income) expense, net...........     (349)      (57)     (229)     (516)
                                       --------  --------  --------  --------
Loss before income taxes and
 extraordinary items..................  (12,695)  (10,675)  (49,628)  (39,616)
Income tax expense....................      --        --      8,701         0
                                       --------  --------  --------  --------
Loss before extraordinary items.......  (12,695)  (10,675)  (58,329)  (39,616)
Extraordinary loss, net of income
 taxes................................      404       --      1,345         0
                                       --------  --------  --------  --------
Net loss.............................. $(13,099) $(10,675) $(59,674) $(39,616)
                                       ========  ========  ========  ========
Accretion for redemption value and
 dividends on Series B and C
 redeemable preferred stock...........   (1,103)     (948)   (2,216)   (2,744)
                                       --------  --------  --------  --------
Net loss attributable to common
 stockholders......................... $(14,202) $(11,623) $(61,890) $(42,360)
                                       ========  ========  ========  ========


See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
OPERATING ACTIVITIES:
  Net cash provided by (used for) operating activities..... $ (8,483) $(16,253)
                                                            --------  --------
INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment.............   (1,406)     (934)
  Proceeds from sale of property plant and equipment.......      --        328
  Other....................................................     (182)      --
                                                            --------  --------
    Net cash used for investing activities.................   (1,588)     (606)
                                                            --------  --------
FINANCING ACTIVITIES:
  Proceeds from senior notes...............................  110,000       --
  Repayment of term notes..................................  (79,200)      --
  Revolving loans--net.....................................  (30,700)      --
  Payment of debt issuance costs...........................   (4,968)      --
  Payments on capital lease obligation.....................     (766)     (974)
  Issuance (repurchase) of common stock....................       (9)        2
  Proceeds from issuance of preferred stock................   30,020       --
                                                            --------  --------
  Net cash provided by (used for) financing activities.....   24,377      (972)
                                                            --------  --------
  Effect of exchange rate changes on cash and cash
   equivalents.............................................      (26)       25
                                                            --------  --------
  Net increase (decrease) in cash and cash equivalents.....   14,280   (17,806)
  Cash and cash equivalents, beginning of period...........    2,977    24,714
                                                            --------  --------
  Cash and cash equivalents, end of period................. $ 17,257  $  6,908
                                                            ========  ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Phase Metrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K. The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end dates are used herein.

Note 2. Inventories

  Inventories consist of the following (in thousands):

                                                      December 31, September 30,
                                                          1998         1999
                                                      ------------ -------------
     Raw materials and components....................   $ 10,611     $  8,710
     Work-in-process.................................      4,903        2,810
     Finished goods..................................      9,708        3,621
                                                        --------     --------
                                                        $ 25,222     $ 15,141
                                                        ========     ========

Note 3. Property, Plant and Equipment

                                                      December 31, September 30,
                                                          1998         1999
                                                      ------------ -------------
     Equipment and furniture.........................   $ 32,753     $ 31,211
     Leasehold improvements..........................      5,500        5,462
     Construction in progress........................        171          122
                                                        --------     --------
                                                          38,424       36,795
   Accumulated depreciation and amortization.........    (20,631)     (25,242)
                                                        --------     --------
                                                        $ 17,793     $ 11,553
                                                        ========     ========

Note 4. Restructuring Charge

  The data storage industry has experienced prolonged and significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, deferral or cancellation of orders and fluctuation in demand for our products. These adverse market conditons have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 1999 and beyond. In June 1999, we consolidated a significant portion of our Fremont facilities. In July 1999 we implemented a workforce reduction of approximately 25 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales.

                              PHASE METRICS, INC.

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included
$0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of September 30, 1999, $0.6 million was recorded as an accrued liability related to the restructuring activities.

Note 5. Commitments and Contingencies

  Letter of Credit--As of December 31, 1998 and September 30, 1999, the Company had a letter of credit outstanding to a third party beneficiary totaling $2.1 and $2.0 million, respectively. The letter of credit is secured by a certificate of deposit included in non-current assets on the accompanying condensed consolidated balance sheet.

Note 6. Comprehensive Loss

  The components of comprehensive loss are as follows (in thousands):

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       1998       1999       1998      1999
                                     ---------  ---------  --------  --------
   Net loss......................... $ (13,099) $ (10,675) $(59,674) $(39,616)
   Foreign currency translation
    adjustments.....................       119        336        69      (255)
                                     ---------  ---------  --------  --------
   Comprehensive loss............... $ (12,980) $ (10,339) $(59,605) $(39,871)
                                     =========  =========  ========  ========

Note 7. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled approximately 44% and 54% of net sales for the nine months ended September 30, 1998 and 1999, respectively. As of December 31, 1998 and September 30, 1999, balances due from foreign customers (primarily located in Asia) were $4.0 million and $3.6 million, respectively.

  The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                                1998      1999
                                                              --------  --------
   Customer:
     A.......................................................      14%       32%
     B.......................................................      --        11%
     C.......................................................      20%       --
     D.......................................................      17%       --

  As of December 31, 1998 and September 30, 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $12.3 million (5 customers) and $2.9 million (2 customers), respectively.

                              PHASE METRICS, INC.

  The following presents net sales and long-lived assets by geographic territory:

                                Long-Lived Assets                 Net Sales
                            -------------------------- -------------------------------
                                                       Nine Months Ended September 30,
                            December 31, September 30, -------------------------------
                                1998         1999           1998            1999
                            ------------ ------------- --------------- ---------------
   United States
    operations:
     Domestic..............   $23,589       $16,604        $48,713         $12,109
     Foreign...............       --            --          30,779           9,785
   Asia operations.........       762           771          6,842           4,599
                              -------       -------        -------         -------
   Total...................   $24,351       $17,375        $86,334         $26,493
                              =======       =======        =======         =======

Note 8. Reclassifications

  Certain prior year amounts have been reclassified to conform with the current period presentation.

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

 Recent Events

  The data storage industry has experienced prolonged and significant weakness in demand for products, intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, deferral or cancellation of orders and fluctuations in demand for our products. These adverse market conditions have had a material adverse effect on our operating results and financial condition over the last several quarters and are expected to continue through 1999 and beyond. Under current or future market conditions, there can be no assurance that our business will generate adequate cash flow or that any growth can be achieved. Because we must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, deferral or cancellation of such orders will have a material adverse effect on our operating results.

  In October 1999, we implemented plans to further consolidate our Fremont and Concord facilities, and we implemented a workforce reduction of approximately 22 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales.

  We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Quarterly results in the future may fluctuate due to the factors discussed above or other factors.

 Customer Concentration

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 50.3% of our net sales were derived from sales to our three largest customers for the nine months ended September 30, 1999. Even though our customer mix will likely change from period to period in the future, for the nine months ended September 30, 1999, Seagate, Read-Rite and Nissho Iwai accounted for 31.6%, 10.5% and 9.0% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Results of Operations

 Net Sales

  Net sales consist primarily of revenue from sales of our process and production-test equipment and, to a lesser extent, related upgrades, parts and services. Net sales decreased 71% from $22.4 million for the third quarter of 1998 to $6.6 million for the third quarter of 1999 and decreased 69% from $86.3 million for the nine months ended September 30, 1998 to $26.5 million for the nine months ended September 30, 1999. These decreases were primarily due to decreased unit sales of our products due to the adverse market conditions in the data storage industry.

 Gross Profit

  Cost of sales includes material costs, direct labor and overhead costs related to the production and installation of our products, including warranty and other service costs. Gross profit decreased from $2.3 million for the third quarter of 1998 to $1.3 million for the third quarter of 1999 and from $13.8 million for the nine months ended September 30, 1998 to $0.3 million for the nine months ended September 30, 1999. Gross profit as a percentage of net sales ("gross margin") increased from 10.5% for the third quarter of 1998 to 20.0% for the third quarter of 1999, and decreased from 16.0% for the nine months ended September 30, 1998 to 1.3% for the nine months ended September 30, 1999. These changes were primarily due to higher unit costs resulting from lower production volumes and underutilization of manufacturing capacity, partially offset by an inventory write down of $1.3 million in the third quarter of 1998 and inventory write downs of $14.8 million as compared to $5.0 million for the nine months ended Sepember 30, 1998 and 1999, respectively, and lower gross profit on products shipped in 1998 in connection with the settlement agreement discussed below.

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

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and consultants, project materials and other costs associated with our ongoing research and product development. Research and development expense decreased from $7.9 million for the third quarter of 1998 to $5.6 million for the third quarter of 1999 and from $27.0 million for the nine months ended September 30, 1998 to $18.8 million for the nine months ended September 30, 1999. Research and development expense as a percentage of net sales increased from 35.0% for the third quarter of 1998 to 84.7% for the third quarter of 1999, and from 31.3% for the nine months ended September 30, 1998 to 70.9% for the nine months ended September 30, 1999. These percentage increases were primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions, including those in connection with the June and November 1998 restructurings, along with a decrease in project material costs. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

 Selling, General and Administrative Expense

  Selling, general and administrative expense consists primarily of salaries and related costs of personnel and professional services, including certain acquisition related earnout costs. Selling, general and administrative expense decreased from $3.8 million for the third quarter of 1998 to $2.9 million for the third quarter of 1999 and from $13.5 million for the nine months ended September 30, 1998 to $9.2 million for the nine months ended September 30, 1999. Selling, general and administrative expense as a percentage of net sales increased from 17.1% for the third quarter of 1998 to 44.3% for the third quarter of 1999 and from 15.7% for the nine months ended September 30, 1998 to 34.8% for the nine months ended September 30, 1999. These percentage increases were primarily due to the decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions, including those in connection with the June and November 1998 restructurings.

 Amortization of Intangible Assets

  Amortization of intangible assets was $0.1 million in the third quarter of 1998 and 1999. Amortization decreased from $3.4 million for the nine months ended September 30, 1998 to $0.3 million for the nine months ended September 30, 1999. This decrease was due to intangible assets becoming fully amortized.

 Settlement Charge

  In connection with the Settlement Agreement, discussed under "Results of Operations Gross Profit," the Company recorded a $5.9 million charge to earnings in the second quarter of 1998.

 Restructuring Charge

  The data storage industry has experienced prolonged and significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, deferral or cancellation of orders and fluctuation in demand for our products. These adverse market conditions have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 1999 and beyond. In June 1998 we implemented a workforce reduction of approximately 115 employees, relocated and consolidated much of our Concord, California operations to our Fremont, California facility and consolidated our San Diego, California facility. In June 1999, we consolidated a significant portion of our Fremont facilities. In July 1999 we implemented a workforce reduction of approximately 25 employees. In October, 1999, we implemented plans to further consolidate our Fremont and Concord facilities and we implemented a workforce reduction of approximately 22 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales.

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included
$0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of September 30, 1999, $0.6 million was recorded as an accrued liability related to the restructuring activities.

 Interest Expense

  Interest expense for the third quarters of 1998 and 1999 and the nine months ended September 30, 1998 and 1999 relates primarily to interest incurred on the senior and subordinated notes.

 Other (Income) Expense, Net

  Other (income) expense was $(0.3) million for the third quarter of 1998 compared to $(0.1) million for the third quarter of 1999 and $(0.2) million for the nine months ended September 30, 1998 compared to ($0.5) million for the nine months ended September 30, 1999. The amounts consist primarily of earnings on invested funds.

 Income Taxes

  There was no income tax expense for the third quarters of 1998 and 1999. Income tax expense was $8.7 million for the nine months ended September 30, 1998 and none for the nine months ended September 30, 1999.

  For the nine months ended September 30, 1998, the effective income tax rate differed from the applicable statutory rate due primarily to the charge taken in the second quarter of 1998 for a valuation allowance against our entire deferred tax asset balance. Such charge was taken due to factors which gave rise to uncertainty as to whether the net deferred tax asset was realizable, including the lack of history of consistent earnings and the significant losses in the second and third quarters of 1998.

 Extraordinary Loss, Net of Income Taxes

  Extraordinary loss, net of income taxes, was $0.4 million for the third quarter of 1998 and $1.3 million for the nine months ended September 30, 1998, and consisted of the write-off of unamortized debt issuance costs in connection with the January 30, 1998 and August 4, 1998 repayments of debt outstanding under our then-existing credit agreements.

 Liquidity and Capital Resources

  We have financed our capital requirements through sales of common and preferred stock, and borrowings under senior and subordinated notes, as well as term and revolving credit facilities. Our principal requirements for cash are operating costs, debt service, working capital and capital expenditures.

  As of September 30, 1999, our outstanding indebtedness included $106.0 million of senior notes, net of $4.0 million of unamortized debt issuance costs, $8.0 million of convertible subordinated notes and $1.8 million of capital lease obligations. At September 30, 1999, we had $1.9 million and $7.8 million of accrued interest outstanding on the senior notes and convertible subordinated notes, respectively. The convertible subordinated notes, including all accrued interest, are convertible into 5,142,720 shares of common stock at the option of the holders and will automatically convert upon a public equity offering. As of the date of this filing, we do not have a working capital credit facility in place.

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

  Cash used for operating activities increased from $8.5 million to $16.3 million for the nine months ended September 30, 1998 and 1999, respectively. Period to period fluctuations in operations impacting this increase were a smaller net loss for the nine months ended September 30, 1999, decreases in depreciation and amortization, deferred income taxes and extraordinary loss, a loss on disposal of property, plant and equipment in 1998 as compared to a gain in 1999, a larger decrease in accounts receivable, a smaller decrease in inventories, increases in prepaid expenses, other assets, and income taxes receivable in 1998 compared to decreases in 1999, and decreases in accounts payable, customer deposits, accrued expenses and other liabilities.

  Cash used for investing activities was $1.6 million and $0.6 million for the nine months ended September 30, 1998 and 1999, and consisted of acquisition of property, plant and equipment, net of proceeds from the sale of property, plant and equipment. Cash provided by (used for) financing activities was $24.4 million for the nine months ended September 30, 1998 and $(1.0) million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, financing activities consisted primarily of the issuance of senior notes and repayment of borrowings under our previous term notes and revolving loans. For the nine months ended September 30, 1999, financing activities consisted primarily of payments on capital lease obligations.

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

                                 RISK FACTORS

 Because We Have Substantial Indebtedness, We May Be Unable to Pay Interest or Principal on The Senior Notes

  At September 30, 1999, we had indebtedness of $115.8 million. Subject to certain limitations, we may also incur additional indebtedness in the future under the terms of the indenture related to the senior notes. Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness (including the senior notes), and to fund our operations, including planned capital expenditures and research and development expenses, depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in the data storage industry as well as general economic, financial, competitive and other factors that are beyond our control. For the three and nine months ended September 30, 1999, earnings were inadequate to cover fixed charges by $11.6 million and $42.4 million, respectively.

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

 Proceeds May Become Unavailable to Make Payments to Holders of the Notes Due to Senior Rights of Other Existing and Future Indebtedness

  As of September 30, 1999, the Senior Notes and the note guarantees were effectively subordinated to approximately $1.8 million of secured indebtedness under our capital lease obligations.

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

 We Have Experienced Significant Losses

  We had net losses of approximately $10.7 million and $39.6 million for the three and nine months ended September 30, 1999. Such losses and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $145.7 million as of September 30, 1999. In addition, we used cash for operating activities of approximately $16.3 million for the nine months ended September 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 We Have Had to Restructure Operations and May Have to Again in the Future

  The data storage industry has experienced prolonged and significant weakness in demand for data storage products, intense competition and pricing erosion, and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, deferral or cancellation of orders and fluctuation in demand for our products. These adverse market conditons have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 1999 and beyond. In June 1998 we implemented a workforce reduction of approximately 115 employees, relocated and consolidated much of our Concord, California operations to our Fremont, California facility and consolidated our San Diego, California facility. In June 1999, we consolidated a significant portion of our Fremont facilities. In July 1999 we implemented a workforce reduction of approximately 25 employees. In October, 1999, we implemented plans to further consolidate our Fremont and Concord facilities and we implemented a workforce reduction of approximately 22 employees. While we believe our cost-cutting measures are appropriate given the current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that any current or future cost-cutting measures will not have a material adverse effect on our ability to increase net sales.

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included
$0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. As of September 30, 1999, $0.6 million was recorded as an accrued liability related to the restructuring activities.

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

 Because We Depend on a Small Number of Customers, Any Decrease in Net Sales to or a Loss of a Customer Will Have a Significant Negative Impact on Our Business

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 50.3% of our net sales were derived from sales to our three largest customers for the nine months ended September 30, 1999. Even though our customer mix will likely change from period to period in the future, for the nine months ended September 30, 1999, Seagate, Read-Rite, and Nissho Iwai accounted for 31.6%, 10.5% and 9.0% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

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

 We Have a High Risk of Inventory Obsolescence Which Can Adversely Affect Operating Results by Increasing Cost of Sales

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

  We believe that our future success will be dependent, in part, upon our ability to compete successfully in the Japanese, South Korean and Southeast Asian markets. Our largest competitor, Hitachi DECO, is headquartered in Japan which gives it a competitive advantage in that market to the extent buying decisions are influenced by Hitachi DECO's local presence. In addition, our ability to compete in Japan, South Korea and Southeast Asia in the future is dependent upon continuing free trade between these countries and the United States, our continuing ability to develop products in a timely manner that meet the technical requirements of our foreign customers and our continuing ability to develop and maintain satisfactory relationships with leading companies in our industry in these areas. Moreover, our sales in these areas will be affected by the overall economies of Japan, South Korea and Southeast Asia. To the extent that recent economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of our customers or potential customers in affected regions, then such economic troubles have also negatively impacted our operations. With respect to existing customers, we do not believe that such Asian economic troubles have had a significant impact on our operations. With respect to potential customers, we are unable to quantify the impact that such Asian economic troubles will have on our operations.

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

 Because We Sell a Small Number of Products, a Reduction in Demand for Any One of These Products May Have a Significant Negative Effect on Our Business

  We have historically derived a significant portion of our net sales from a relatively small number of products. For the nine months ended September 30, 1999, we derived approximately 22.6% of our net sales from sales of our media certifier products (excluding parts and service). Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

 We May Not Be Able to Adequately Protect Our Proprietary Technology or May Be Subject to Claims of Infringement

  Our success is heavily dependent upon the establishment and maintenance of proprietary technologies. We currently attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. These efforts may not be adequate to prevent misappropriation by third parties and may not be adequate under the laws of some foreign countries which may not protect our proprietary rights to the same extent as do laws of the United States. Our competitors may be able to independently develop products that are substantially equivalent or superior to our products, or design around our patents. Any such circumstances could have a material adverse effect on our business, operating results and financial condition.

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

  Shortages of critical components and subassemblies used in our products have occurred in the past and may occur in the future. Also, the availability of materials may have longer lead times. In addition, our manufacturing process and timely delivery of products is often dependent on the ability of certain suppliers to deliver subassemblies and other components in a timely manner. The failure of such suppliers to deliver these components in a timely manner may delay our product delivery until alternative sourcing may be developed. Alternative sources may not be located in time to avoid penalties or cancellation of our product orders. If a significant order or orders were canceled for this reason it could have a material adverse effect on our business, operating results and financial condition. Further, a significant increase in the price of one or more components used to produce our products would increase our production costs.

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

  Moreover, any equity or debt financings proposed in connection with any acquisition may not be available to us on acceptable terms or at all, when, and if, suitable strategic acquisition opportunities arise. Although management expects to carefully analyze any opportunity before committing our resources, there can be no assurance that any completed acquisition will result in long-term benefits or that our management will be able to effectively manage the resulting business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes during the nine months ended September 30, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Phase Metrics is subject to various legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, Phase Metrics believes that the final outcome of these other matters will not have a material adverse effect on its business, operating results or financial condition.

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

                                          PHASE METRICS, INC.
                                          (Registrant)

                                                 /s/ Dewey Hockemeyer
                                          By:__________________________________
                                                     Dewey Hockemeyer
                                              Vice President, Finance, Chief
                                                     Financial Officer
                                                  and Assistant Secretary

Date: November 15, 1999