Form 10-K405
period 1999-12-31
PHASE METRICS INC
filed 2000-05-12
CIK 1015717

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

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

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

                                (858) 646-4800
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 29, 2000, there were 5,609,839 shares of the registrant's common stock outstanding. There is no established public trading market for the registrant's common stock.

  Documents Incorporated by Reference: None

                The table of exhibits filed appears at page 54.
===============================================================================

                                 PHASE METRICS

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
 PART I..................................................................   1
     ITEM 1.  BUSINESS..................................................    1
     ITEM 2.  PROPERTIES................................................   25
     ITEM 3.  LEGAL PROCEEDINGS.........................................   26
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   26
 PART II. ...............................................................  27
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................   27
     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................   28
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   29
              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
     ITEM 7A. RISK......................................................   38
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   39
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   39
 PART III................................................................  40
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   40
     ITEM 11. EXECUTIVE COMPENSATION....................................   43
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   48
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   50
 PART IV.................................................................  51
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................   51

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

                                    PART I.

ITEM 1. BUSINESS

  Phase Metrics, Inc. (the "Company", "we" or "us") is a leading supplier of technologically advanced process and production-test equipment for the data storage industry. The Company's systems are used primarily by manufacturers of disk drives and disk drive components (disks and read/write heads) at critical stages of their production processes. The Company's systems, substantially all of which incorporate significant amounts of proprietary technology and are software intensive, include (1) media certifiers, burnishers, glide height testers and optical scanners which are used in the production of thin-film disks (media), (2) servowriters used in the production of disk drives and high capacity disk cartridges, (3) flying height testers and quasi-static magnetoresistive ("MR") head testers used in the production of read/write heads and (4) integrated automation systems for the disk drive, disk and read/write head test and manufacturing processes. The Company's production-test systems (e.g., media certifiers, glide testers, flying height testers and quasi-static MR head testers) are designed to provide in-line testing, measurement and analysis at critical steps in the manufacturing process, enabling manufacturers to detect defects, sort products by performance grade and make real-time process improvement decisions that can significantly impact product yields, time-to-market, profitability and return on investment. The Company's process systems (e.g., servowriters and disk burnishers) perform precise manufacturing process functions. Phase Metrics' customers include substantially all of the world's leading data storage manufacturing companies.

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

  The process and production-test equipment market for the data storage industry is served by both merchant suppliers as well as the "captive" or internal departments of data storage manufacturing companies that develop and manufacture process and production-test equipment for their own use. Historically, disk drive and disk drive component manufacturers developed much of their own process and production-test equipment internally and purchased a lesser amount of such equipment from merchant suppliers. As the production process becomes more complex and production capacity becomes more expensive to build and maintain, however, data storage manufacturers are focusing more on their own core competencies -- product design and production -- to remain competitive. This in turn has caused increasing reliance on merchant suppliers of process and production-test equipment. The enabling tools developed by such merchant suppliers allow disk drive and disk drive component manufacturers to incorporate more advanced production techniques into their manufacturing processes and more accurately measure the conformity of component parts of the disk drive to their specifications.

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

  The following tables include the Company's principal current products and products expected to be introduced during the first six months of 2000.

              Disk (Media) Process and Production-Test Equipment

           Product           Introduction Date          Applications
  -------------------------- ----------------- ------------------------------

  Media Certifiers
-----------------------------------------------------------------------------
  MG4000                       February 2000   Burnishing (removes bumps and
  MC4000EPS                    February 2000   particles from the surface of
  MG4000UA                     February 2000   a finished disk)
  MC1000                        April 2000     Optical Scanning ("EPS" Option
                                               optically scans the surface of
                                               a finished disk for defects
                                               that could damage the glide
                                               head)
                                               Glide Certification (verifies
                                               that the surface of a finished
                                               disk does not have protrusions
                                               in excess of certain specified
                                               limits)
                                               Media Certification (verifies
                                               that data can be written and
                                               read from a finished disk
                                               within certain specifications)
  Optical Inspection Systems
-----------------------------------------------------------------------------
  PS5200                       January 2000    Optical Scanning (scans for
  PS5221                        April 2000     defects on disk substrates
                                               and/or finished disks)

                        Head Production-Test Equipment

            Product            Introduction Date         Applications
  ---------------------------- ----------------- ----------------------------
  Quasi-static MR Head
  Testers
-----------------------------------------------------------------------------
  MRW(Wafer-level Tester)       September 1996   Quasi-static MR Testing
  MRB(Bar-level Tester)         September 1997   (conducts critical tests at
  MRH-200(HGA-level Tester)     September 1998   the wafer, bar, slider or
  MRS-200(Slider-level tester)  September 1998   HGA level of MR head
                                                 production, including
                                                 resistance, amplitude,
                                                 asymmetry and stability
                                                 tests)
  HGA Resonance Tester
-----------------------------------------------------------------------------
  HRT-2                           April 1999     Mechanical Resonance Testing
                                                 (tests HGA for mechanical
                                                 resonance characteristics
                                                 within required
                                                 specifications)

  Flying Height Testers
-----------------------------------------------------------------------------
  DFHT IV                        January 1999    Flying Height Testing
  FH4000                        September 1996   (measures head to disk
                                                 spacing ("flying height")
                                                 under various dynamic test
                                                 conditions)


               Disk Drive Process and Production-Test Equipment

            Product            Introduction Date         Applications
  ---------------------------- ----------------- ----------------------------
  Servowriters
-----------------------------------------------------------------------------
  HS5100                          March 1997     Servowriting Drives
  HS6100                        September 1997   (establishes reference
  HS8000                          March 2000     tracks on hard disk drives
                                                 to provide track/head
                                                 position information
                                                 essential to operation)
                                                 Servowriting Media
                                                 (establishes reference
                                                 tracks on high capacity
                                                 removable storage devices
                                                 (cartridges), both floppy
                                                 and hard disk, to provide
                                                 track/head position
                                                 information essential to
                                                 operation)

                        Production Automation Equipment

            Product            Introduction Date         Applications
  ---------------------------- ----------------- ----------------------------
  Automation
-----------------------------------------------------------------------------
  Media Certifier Workcell        August 1995    Production Media Handling
                                                 (provides automated handling
  Optical Inspection Workcell    October 1997    of disks with certifiers, and
                                                 sorts disks into grades
  Distributed Automation           June 2000     according to test results)

 Disk (Media) Process and Production-Test Equipment

  The Company's disk-related test and certification products are used in-line to test, certify and sort disks. The Company believes that its disk-related products were used to test over half of the approximately 415 million disks produced worldwide in 1999. The Company's customers also use these products to provide quality control and to develop new products. The Company's two media certifier product series and its optical inspection product perform one or more of the following functions: (1) burnishing -- removing bumps and particles from the surface of a finished disk; (2) optical scanning -- optically scanning the surface of a finished disk for defects that could damage the glide head; (3) glide certification -- verifying that the surface of a finished disk does not have protrusions in excess of certain specified limits; and (4) media certification -- verifying that data can be written and read from a finished disk within certain specifications. The Company's disk-related automation products provide automated handling of disks with certifiers, and sort disks into grades according to test results. The Company's media balance tester verifies that disk substrates or finished disks are in balance within required specifications.

  Designed to provide maximum throughput in high-volume, tightly controlled disk manufacturing environments, the Company's disk-related products are selected by Phase Metrics' customers to improve product yield, quality, and production throughput. Based in part on published industry data, the Company believes it has the largest installed base worldwide of disk production-test equipment with approximately 2,800 stations.

  MG Series Media Certifiers. The MG product series certifies disks to ensure that their magnetic integrity and physical properties meet the stringent requirements of disk drive manufacturers. The single spindle, spiral-type MG certifier incorporates the following functions: burnishing, optical scanning (optional), glide testing, and certifying finished disks. The MG4000 offers an innovative MR-capable spiral certification approach, which provides high process throughput. This MR-capable product is designed to perform over a wide range of disk test conditions while operating at test frequencies up to 100 MHz with low-glide technology to accommodate high areal density media. The MG4000 features a user-friendly interface, a fully programmable analog channel, and automatic internal calibration algorithm. The MG4000 incorporates pre-glide optical scanning of the disk, which reduces operating costs by increasing the useful life of the glide head used in the test process.

  MC Series Media Certifiers. The recently introduced MC1000 product series also certifies disks to ensure that their magnetic integrity and physical properties meet the stringent requirements of disk drive manufacturers. The MC1000 incorporates two spindles and provides the functionality provided by the MG4000. However, the MC1000 is capable of the classic step-and-repeat technology or spiral technology for media certification favored by certain major customers.

  Optical Inspection Systems. The PS5200 is an optical scanning system optimized for glass substrates and/or finished disks. The PS5200 stand-alone system is used by hard disk drive, substrate and media manufacturers for failure analysis in both engineering and production environments. An automated workcell configuration provides in-line inspection to allow substrate or finished disk manufacturers to control and improve key process steps producing up to 500 disks per hour and resulting in higher production yields, output and product quality. The PS5200 has industry leading submicron-level defect detection capability and features a spiral scanning technique for high throughput.

 Head Production-Test Equipment

  The Company's head testing products are used by leading disk drive head manufacturers in the development, design and testing of their products to improve manufacturing yields, product performance and reliability. The Company estimates, based on industry sources, approximately 850 million HGAs (head gimbal assemblies) were shipped in 1999, all of which required multiple tests for critical performance characteristics. The majority of head tests are completed "in-line," or during the head manufacturing process, and are completed on 100% of the heads produced. The Company believes that it is well positioned to benefit from this growing market by providing the following head production-test equipment: (1) flying height testers -- which measure head flying heights under various dynamic test conditions; (2) quasi-static MR testers -- which conduct critical tests at the wafer, bar, slider or HGA level of MR head production, including resistance, amplitude, asymmetry and stability tests; and (3) HGA resonance testers -- which test HGAs for mechanical resonance characteristics within required specifications.

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

  Quasi-static MR Head Testers. The Company's quasi-static MR head testers include MRW (wafer-level tester), MRB (bar-level tester), MRS (slider-level tester), and MRH (HGA-level tester). They are designed to provide fast, accurate and repeatable testing of MR heads at multiple locations in the manufacturing process from the wafer to HGA levels. With new product production yields often below 50% in the MR head manufacturing process, the ability to test MR elements early in the manufacturing process to identify nonconforming products can result in significant cost savings and provide feedback for improvement. In product development, quasi-static MR head testers also assist in the design improvement process.

  HRT Resonance Tester. The HRT is a tester used by read/write head and suspension manufacturers and disk drive manufacturers to check and analyze the mechanical resonance characteristics of HGAs within required specifications. The HRT is designed for testing resonant frequencies of the head suspension to facilitate improved access times, and is capable of measuring mechanical resonance in a wide range of suspension types and heads. New resonance test demand is occurring due to higher speed drives requiring more stable suspensions.

  Flying Height Testers. The DFHT IV flying height tester is the recognized disk drive industry standard for flying height testing with what the Company believes is the largest installed base in the industry. Flying height requirements continue to be reduced which requires constant improvements in flying height measurement technology. Featuring the Company's patented dynamic interferometry technology, the DFHT IV provides accurate, repeatable and correlatable flying height test measurements of both MR and inductive heads below one microinch in both engineering and production applications. The DFHT IV product is used by read/write head manufacturers in HGA production and product development; hard disk drive manufacturers for research, product development and incoming quality assurance; media manufacturers to check glide head performance and special head manufacturers for product development and in-line testing in manufacturing. The FH4000 flying height tester utilizes the same technology as the DFHT IV with the addition of altitude chamber technology, which addresses the difficult task of measuring flying height at different atmospheric pressures to simulate altitude changes. Since altitude can have a significant effect on flying height, this critical product provides the Company's research and development customers with a method of analyzing altitude effects on flying height.

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

  As disk drive capacities continue to increase, the track density on disk drives also continues to increase. The Company's research and development efforts are designed to keep pace with this trend. Since servowriters represent a sizable capital investment for disk drive manufacturers, there is significant value placed on flexibility (ability to support multiple drive programs), and upgradeability (ability to change the core positioning technology to keep pace with increasing TPI requirements). The Company's family of hard disk drive servowriters provide industry leading capabilities in both of these areas. Servowriting is also a critical function in the manufacture of high-capacity floppy disks and high-capacity removable storage cartridges. The Company is the leading supplier of servowriters to manufacturers in this segment of the data storage market.

  Servowriters. The HS5100 servowriter is designed for conventional hard disk drives. The HS5100 incorporates optical encoder based positioning to 30,000 tracks per inch for higher accuracy and increased reliability. The HS5100 is fully compatible with MR technology, utilizes a small footprint, minimizing cleanroom capital costs, and has been designed for high throughput and yield. The HS6100 servowriter is designed for high capacity, removable-disk storage devices and single disk servowriting. The HS6100 combines the features of the HS5100 with an advanced air bearing spindle with rotating speeds up to 13,000 r.p.m. for high precision spinning of the disk during the servowriting operation. The HS6100 also employs customized fixturing for cartridges and disks to accommodate the various emerging standards in this segment of the data storage market. The HS8000 servowriter is designed for servowriting media external to disk drives and is suited for very high track density servowriting up to 60,000 tracks per inch and servo operating frequencies up to 300 MHz. The HS8000 utilizes advanced positioning technology with optical encoders. Incorporating recently introduced multiple disk clamping technology allows the HS8000 to be an economic solution to servowriting in the future as the number of disks per drive are reduced.

 Production Automation Equipment

  The Company's automation workcells are sold with the disk production-test equipment. Disk manufacturers demand automated handling of disks to meet requirements for throughput, quality control, cleanliness, and process feedback. The Company's workcells provide disk manufacturers with the ability to automatically sort product (disks) by different performance criteria for their different customers. High throughput, flexibility, and statistical process control features combine to provide low overall costs and high quality control.

Customers, Marketing and Sales

  The Company sells its products to virtually every major disk drive, disk and read/write head manufacturer in the world. The following table sets forth certain of the Company's customers during the past two years:

      Disk Drive Systems                  Disk Systems                Read/Write Head Systems       Automation
      ------------------                  ------------                -----------------------       ----------
Fuji Photo Film Company, Ltd.       HMT Technology Corporation        Fujitsu Limited               HMT Technology
Iomega Corporation                  HOYA Corporation                  Headway                        Corporation
NEC Corporation                     Hyundai Electronics America       Hutchinon Technology, Inc.    HOYA Corporation
Samsung Electronics Company, Ltd.   International Business            International Business        Seagate Technology, Inc.
Sony Corporation                      Machines Corporation              Machines Corporation        Trace Storage Technology
                                    Komag, Incorporated               Matsushita/Panasonic            USA Corporation
                                    MaxMedia Division,                  Corporation                 Western Digital Corporation
                                    Seagate Technology, Inc.          Quantum Corporation
                                    Trace Storage Technology          Read-Rite Corporation
                                      USA Corporation                 SAE Magnetics (H.K.) Ltd.
                                    Western Digital Corporation       Seagate Technology, Inc.
                                                                      TDK Corporation

  There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 51.0%, 50.0% and 53.5% of the Company's net sales in 1997, 1998 and 1999, respectively, were derived from sales to its three largest customers in each of those periods. Even though the Company's customer mix will likely change from period to period in the future, Seagate Technology, Inc. ("Seagate"), Komag, Incorporated ("Komag"), HMT Technology Corporation ("HMT") and Nissho Iwai High Technology Incorporated ("Nissho Iwai") have historically accounted for a significant portion of its net sales. For 1997, 1998 and 1999, Seagate accounted for 18.0%, 17.1%, and 36.7% respectively, of net sales; Komag accounted for 15.9%, 4.8% and 5.3%, respectively, of net sales; HMT accounted for 17.1%, 16.3%, and 1.0% respectively, of net sales; and Nissho Iwai accounted for 4.8%, 4.9% and 6.2%, respectively, of net sales. For 1999, Read-Rite Corporation accounted for 10.6% of net sales. If net sales to these or any of its other significant customers were to decrease in any material amount in the future, the Company's business, operating results and financial condition would be materially adversely affected.

  A substantial majority of the Company's sales are repeat sales to long-standing customers in the data storage industry. Frequently, multiple units are purchased with automation as a customer either completes a major fabrication facility or upgrades an existing installed base of the Company's products. In most instances, the decision to purchase the Company's products is based on the customers' comparisons of multiple performance measures, including specifications, throughput, product yield, compatibility to the existing installed base and overall cost of the Company's product in the process. The purchases often involve large purchase orders, against which the customers authorize shipment releases. Many of the Company's products sell for between $100,000 and $200,000 per unit, with an average per unit price of approximately $130,000.

  The Company has no long-term contracts with any of its customers. The Company's customers often submit master purchase orders against which they "release" specific product orders from time to time, often with little lead time. Any cancellation, reduction, rescheduling or significant delay of orders from significant customers could have a material adverse effect on the Company's business, operating results and financial condition. Each of the Company's customers has unique product specification requirements which require the Company to provide semi-customized products. As a result, per unit sales prices for the Company's products will generally vary by customer and sales order. If development or service costs with respect to the customization work are underestimated, there could be an adverse impact on the Company's gross profits. In addition, the Company's products often require post-installation, on-site customization and integration in order to tailor products to customer specifications. Revenue and corresponding expenses for such post-installation services is recognized in the period such services are provided. Inaccurate estimation of such on-site service costs could have a material adverse impact on the Company's business, operating results and financial condition.

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

  In 1997, 1998 and 1999, the Company's export sales to unaffiliated customers constituted approximately 49.0%, 49.0% and 48.3% respectively, of net sales for such periods. The export sales were primarily to domestic data storage manufacturing companies with major production facilities located in Singapore, Malaysia and other parts of Asia. Even though the Company exports a significant amount of its products, the purchasing decision for such sales is usually made by purchasing personnel located in the United States. The Company's direct sales staff focuses on these types of sales as well as all of the Company's sales in the United States. In Japan, Southeast Asia, China and South Korea, the Company sells its products directly with sales and service support from its wholly-owned foreign subsidiaries. The Company expects that export sales will continue to represent a significant portion of its net sales in the foreseeable future. See "Risk Factors -- Our International Operations are Subject to Inherent Risks."

Customer Service and Support

  As of February 29, 2000, the Company had a world-wide customer service and support staff of 45 persons, consisting of applications engineers, service engineers and technicians. The Company believes that providing highly responsive, uninterrupted, world-wide customer service and support is essential to providing value-added solutions for its customers. The Company's commitment to world-wide customer support and service is evidenced by its sales and customer support offices in South Korea, Japan, Singapore, Malaysia and Thailand.

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

Backlog

  The Company's sales have historically been made pursuant to purchase orders rather than long-term contracts. These purchase orders are generally subject to cancellation, modification, quantity reductions or rescheduling on short notice and with little or no penalty. Certain of the Company's customers submit master purchase orders to the Company against which they "release" specific product orders from time to time, often with little lead time between the order date and the expected shipment date. The Company's backlog of purchase orders requesting delivery in the following quarter was approximately $5.2 million as of February 29, 2000. The Company does not believe its backlog as of any particular date is indicative of sales or operating results for any future period.

Competition

  The disk drive process and production-test equipment industry is highly competitive. The Company believes that the most important competitive factors in its industry are technological innovation, equipment reliability, throughput and uptime, customer service and support and cost of ownership. The Company believes it competes favorably with respect to each of these factors. In each of the Company's product lines, the Company faces substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources than the Company. For example, the Company faces competition from Zyratex, General Disk and Hitachi DECO for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Integral Solutions International and Veeco for quasi-static MR head testers; Koyo Precision Instruments, Inc. and Zygo Corporation for flying height testers and Technistar for automation technology. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. The Company also experiences competition world-wide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO, a subsidiary of Hitachi, Limited, has substantially greater financial, technical, marketing, manufacturing, research and development and other resources than the Company. The Company also experiences competition from other full-line and partial-line manufacturers of process and production-test equipment. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to the Company's products or that new competitors will not enter the Company's markets.

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

Research and Development

  The market for process and production-test equipment is characterized by rapid technological changes and product innovation. The Company continually endeavors to understand how changing data storage technology will impact its customers' requirements for process and production-test equipment in the future. The Company encourages its customers to work closely with its product development and research personnel during the development cycle of new and enhanced data storage products. In 1996, the Company formed an advanced research department which is responsible for working with the Company's customers, academic institutions and independent third parties to (1) identify emerging data storage technology trends early in the development process, (2) identify and develop new core technologies for the Company's systems and (3) contribute to the development of process and production-test standards for the data storage industry. The Company believes that continued and timely development of new products and enhancements to its existing products are necessary to maintain its competitive position. As of February 29, 2000 the Company employed a total of approximately 80 degreed engineers focused on product development and research. Research and development expenses were approximately, $43.6 million, $33.3 million and $23.4 million for 1997, 1998 and 1999, respectively. The Company anticipates that it will continue to devote a significant amount of financial resources to product development and research for the foreseeable future.

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

  The Company currently holds 57 United States patents and has applied for 55 additional patents in the United States. The Company also holds a number of foreign patents and has filed a number of foreign patent applications. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. Moreover, there can be no assurance that any patent owned by the Company will not be invalidated, deemed unenforceable, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws or the Company's agreements will protect the Company's intellectual property rights in any foreign country. Any failure to protect the Company's intellectual property rights could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Employees

  As of February 29, 2000, the Company had 244 full-time employees, including 76 in research and product development and research, 72 in manufacturing, 23 in sales and marketing, 45 in service and support, and 28 in finance, information systems and administration activities. Many of the Company's employees have specialized skills of significant value to the Company, and the Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. The Company believes that attracting and motivating skilled technical personnel is vital to its success and there can be no assurance that the Company will be successful in retaining or recruiting these and other key personnel. No employee is represented by a union or covered by a collective bargaining agreement, and the Company has not had a work stoppage or strike. The Company considers its employee relations to be good.

RISK FACTORS

  You should consider carefully the following risks in your evaluation of us. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occurs, our business, operating results or financial condition would likely suffer.

As a Result of Adverse Industry Conditions, We Are Experiencing Liquidity Problems and We Failed to Make the Last Interest Payment on the Notes; Unless We Complete Our Proposed Restructuring, We May Be Forced to Seek Protection Under the Bankruptcy Laws

  The data storage industry has experienced prolonged and intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for our products. These adverse market conditions have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 2000. As a result of adverse market conditions in the data storage industry, our net sales decreased 63.7% from $105.0 million for 1998 to $38.1 million for 1999 and we experienced net losses of $76.9 million for 1998 and $47.2 million for 1999. In addition, our earnings were inadequate to cover our fixed charges by $69.8 million in 1998 and $50.9 million in 1999.

  As a result of these losses and deficiencies, we were unable to make the interest payment on the Notes due on February 1, 2000 and we are not in compliance with certain covenants of the Notes and the Indenture governing the Notes.

  On April 26, 2000, we announced that we had entered into an agreement in principle with an informal committee representing approximately 81% of holders (the "Noteholders") of the Notes to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for new common stock ("New Common Stock") representing 97.5% of our outstanding common stock after the restructuring. Holders of our existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of our then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect our obligation to pay our trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions.

  In addition, holders of all or some of the Notes will provide us with a $10.0 million working capital credit facility (the "New Credit Facility") in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of our assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  We anticipate that the restructuring will take three to five months to complete. During that time, we will face a number of risks over which we may have limited or no control, including the risk that trade creditors or vendors may discontinue providing us with trade credit, the risk that our customers may decrease the amount of business that they do with us and the risk that, in spite of not paying interest on the Notes, we will not be able to generate the liquidity necessary to maintain operations. In addition, we face the risk that holders of Notes or other interests in us will refuse to accept our restructuring proposal when made to them. For these and other reasons, we may be forced to file for protection under Chapter 11 without the benefit of our agreement in principle with the Noteholders, our creditors may file an involuntary Chapter 11 case against us or we may be forced to liquidate our business without the benefit of a reorganization.

  The accompanying financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

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

Proceeds May Not Be Available to Make Payments to Holders of the Notes Due to Senior Rights of Other Existing and Future Indebtedness

  As of December 31, 1999, the Notes and the Note Guarantees were effectively subordinated to approximately $1.5 million of secured indebtedness under our capital lease obligations.

  If we incur any additional senior indebtedness in the future that is not subordinated to the indebtedness outstanding under the Notes, even if such indebtedness were not secured, the holders of such debt would be entitled to share ratably with the holders of the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business. This may have the effect of reducing the amount of proceeds available to pay to holders of the Notes upon the occurrence of any such events.

  Our Non-Guarantor Subsidiaries have not guaranteed our obligations under the Notes. As of and for the year ended December 31, 1999, the operating results and assets of the Non-Guarantor Subsidiaries were material to our results of operations and assets on a consolidated basis, net of intercompany eliminations. See Note 14 of Notes to Consolidated Financial Statements. The total assets, total liabilities, net sales and net income (loss) of the Non-Guarantor Subsidiaries as a percentage of our consolidated total assets, total liabilities, net sales and net income (loss) as of and for the year ended December 31, 1998, were 6.7%, 0.5%, 11.1% and 0.0%, respectively and as of and for the year ended December 31, 1999, were 14.8%, 0.2%, 18.9% and 4.2%, respectively.

We Have Experienced Significant Losses

  We incurred net losses of approximately $5.5 million, $76.9 million and $47.2 million for 1997, 1998 and 1999, respectively. Such losses and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $154.2 million as of December 31, 1999. In addition, we used cash for operating activities of approximately $6.4 million, $12.0 million and $13.1 million for 1997, 1998 and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  .the continuing adverse market conditions in the data storage industry;

  . the size, timing and rescheduling or cancellation of orders from, and shipments to, major customers;

  . the timing of introductions of our new products and product enhancements or our competitors' introduction of new products or product enhancements;

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

  . fluctuations in amortization and write-downs of intangible assets; and

  . foreign currency exchange rate fluctuations and general economic factors in the United States and certain foreign countries, including Japan, South Korea, Singapore, Malaysia, Thailand and other parts of Southeast Asia.

  The data storage industry has experienced prolonged and intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for our products. These adverse market conditions have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 2000.

  We had net sales of $184.7 million in 1997 compared to $105.0 million in 1998 and $38.1 million in 1999. We had EBITDA (as described in Footnote 5 in "Selected Consolidated Financial Data") of $24.1 million in 1997 compared to $(40.3) million in 1998 and $(24.4) million in 1999. Cash used for operating activities was $12.0 million for 1998 and $13.1 million for 1999. Period to period fluctuations in operations impacting these amounts were the net losses for 1998 and 1999, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets in 1998, decreases in accounts receivable and inventories, an increase in 1998 income taxes receivable compared to a decrease in 1999 and decreases in accrued expenses. Cash used for operating activities increased from $6.4 million for 1997 to $12.0 million for 1998. Period to period fluctuations in operations impacting these amounts were the net losses for 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997. The net loss of $76.9 million for 1998 decreased to a net loss of $47.2 million for 1999. This decrease was primarily due to decreases in research and development expenses, selling, general and administrative expenses, amortization and write-downs of intangible assets, the settlement charge, the restructuring charges, interest expense and the extraordinary loss, partially offset by a decrease in net sales and related gross margin. The net loss of $5.5 million for 1997 increased to a net loss of $76.9 million for 1998. This increase was primarily due to decreased net sales, lower gross profit margins, the restructuring charges, the settlement charge, increased interest expense and the extraordinary loss partially offset by decreases in research and development and selling, general and administrative expenses. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Quarterly results in the future may fluctuate due to the factors discussed above or other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on and Cyclicality of Data Storage Industry May Lead to Continued Losses

  Our business depends almost entirely upon capital expenditures by our customers, which in turn depend upon market demand for their products. Our industry is cyclical and historically has experienced varying growth rates and periods of oversupply causing higher than anticipated inventory levels and intense price competition. The data storage industry is currently experiencing intense competition, significant price erosion and overcapacity. As a result of these adverse market conditions, there is significantly reduced demand for our products. These adverse market conditions in the disk storage industry generally, and the slowdown in our customers' orders in the last several quarters has had a material adverse effect on our business, operating results and financial condition. It is likely that these adverse market conditions will continue for the foreseeable future and, as a result, our customers will likely continue to delay or cancel orders for our products and our business, operating results and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Had to Restructure Operations and May Have to Again in the Future

  The data storage industry has experienced intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for the our products. These adverse market conditions have had a material adverse effect on the our results of operations and financial condition over the last several quarters and are expected to continue through 2000. In June 1998, we implemented a workforce reduction of approximately 155 employees, relocated and consolidated much of our Concord, California operations to our Fremont, California facility and consolidated our San Diego facility. In November 1998, we reduced our workforce by approximately 60 employees and consolidated our Fremont, California facilities. In the second quarter of 1999 we further consolidated a significant portion of our Fremont facilities, and in July 1999, implemented a workforce reduction of approximately 25 employees. Due to the continued effects of the weakness in demand for data storage products, in the fourth quarter of 1999, we consolidated our Fremont facilities and implemented a workforce reduction of approximately 24 employees.

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the fourth quarter of 1998, we recorded $1.1 million of restructuring charges. The significant components included
$0.3 million for employee severance costs, $0.6 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities and $0.2 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. In the fourth quarter of 1999, we recorded a restructuring charge of $1.1 million. The significant components included $0.6 million for employee severance costs, $0.4 million for future lease costs of consolidated facilities and $0.1 million in asset impairment costs related to facilities consolidation. While the Company believes its cost-cutting measures are appropriate given the Company's current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the 1998 and 1999 restructuring activities or future cost-cutting measures will not have a material adverse effect on the Company's ability to increase its net sales.

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

Because We Depend on a Small Number of Customers, Any Decrease in Net Sales to or a Loss of a Customer Will Have a Significant Negative Impact on Our Business

  There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 51.0%, 50.0% and 53.5% of the Company's net sales in 1997, 1998 and 1999, respectively, were derived from sales to its three largest customers in each of those periods. Even though the Company's customer mix will likely change from period to period in the future, Seagate Technology, Inc. ("Seagate"), Komag, Incorporated ("Komag"), HMT Technology Corporation ("HMT") and Nissho Iwai High Technology Incorporated ("Nissho Iwai") have historically accounted for a significant portion of its net sales. For 1997, 1998 and 1999, Seagate accounted for 18.0%, 17.1%, and 36.7% respectively, of net sales; Komag accounted for 15.9%, 4.8% and 5.3%, respectively, of net sales; HMT accounted for 17.1%, 16.3%, and 1.0% respectively, of net sales; and Nissho Iwai accounted for 4.8%, 4.9% and 6.2%, respectively, of net sales. For 1999, Read-Rite Corporation accounted for 10.6% of net sales. If net sales to these or any of its other significant customers were to decrease in any material amount in the future, the Company's business, operating results and financial condition would be materially adversely affected.

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

  Any failure to collect payment or delay in collecting payment on accounts receivable from customers could have a material adverse effect on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The significant downturn in the data storage industry negatively impacted our operations, and for the years ended December 31, 1998 and 1999, the Company recorded $19.8 million and $5.0 million, respectively in charges to cost of sales to write down excess and obsolete inventory. We may be required to take additional inventory write-downs in the future due to our inability to obtain necessary product acceptance, or due to further cancellations by customers.

Our Industry is Highly Competitive

  The disk drive process and production-test equipment industry is highly competitive. In each of our product lines, we face substantial competition from established merchant suppliers of process and production-test equipment, some of which have greater financial, engineering, manufacturing, research and development and marketing resources. For example, we face competition from Zyratex, General Disk and Hitachi DECO for servowriters; Hitachi DECO and Sony Techtronics for disk certifiers; Integral Solutions International and Veeco for quasi-static MR head testers; Koyo Precision Instruments, Inc. and Zygo Corporation for flying height testers, and Technistar for automation technology. Historically, there has also been competition from entrepreneurs with focused market knowledge and new technology. We experience intense competition world-wide from Hitachi DECO, a large, full-line manufacturer of process and production-test equipment. Hitachi DECO has substantially greater financial, technical, marketing, manufacturing, research and development and other resources. We also experience competition from other full-line and partial-line manufacturers of process and production-test equipment. Our competitors may develop enhancements to, or future generations of, competitive products that will offer price or performance features superior to our products, or new competitors may enter our markets. Finally, as many of our competitors are based in foreign countries, they have cost structures and equipment prices based on foreign currencies. Accordingly, currency fluctuations could cause our dollar-priced products to be less competitive than our competitors' products priced in other currencies.

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

Because We Sell a Small Number of Products, A Reduction in Demand For Any One of These Products May Have a Significant Negative Effect on Our Business

  We derive revenues primarily from sales of our process and production-test systems and parts for such systems. Our products can generally be categorized into four principal areas:

  . disk (media) testing and processing;

  . read/write head testing;

  . disk drive processing; and

  . automation.

  We derive a significant portion of our net sales from a relatively small number of products. In 1997, 1998 and 1999, we derived approximately 58.9%, 54.1% and 20.6% of our net sales, respectively, from sales of our media certifier products (excluding parts and service). Additionally, in 1999 we derived approximately 12.2% and 8.1% of our net sales from our Quasistatic and Flying Height products, respectively. Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

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

  We recorded write-downs totaling approximately $2.0 million and $1.0 million for 1997 and 1999, respectively. For 1997 these writedowns related to impairment losses on certain purchased technology recorded primarily in connection with our acquisitions of assets of Air Bearing Incorporation (ABI) and for 1999 these writedowns related to impairment losses on non-compete agreements in connection with the acquisition of Santa Barbara Metric, Inc.
(SBM). The impairment losses in 1997 were generally the result of post-acquisition technological changes that were developed independently of purchased technologies, causing a decline in the carrying values of such purchased technologies. The write down in 1999 was due to the discontinued sale of products acquired in connection with SBM. Such impairments may occur in the future and future acquisitions may result in similar write-downs of acquired assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 1 of Notes to Consolidated Financial Statements.

Any Future Inability to Obtain Additional Financing Will Have a Significant Negative Effect on Our Business

  To achieve our long-term strategic objectives and maintain our competitive position, we will need additional financial resources over the next several years to fund acquisitions, service debt, make capital expenditures, fund working capital and pay for research and development. We are continually investing in new technologies and our international infrastructure and, as a result, our fixed costs may increase in the foreseeable future, depending on the timing of any recovery in demand for our products. Our fixed costs may also increase if we expand our infrastructure in South Korea, Japan, other parts of Asia, or other locations. Any liquidity deficiency in the future could delay or change our future plans, including curtailing potential acquisitions, capital expenditures, facilities expansion and research and development expenditures, which could materially adversely affect our ability to pay our debts (including indebtedness and interest under the Notes) and our business, operating results and financial condition.

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

  . technological challenges in connection with existing and future products;
    and

  . the success of our working capital and inventory management.

  We may not be able to obtain additional financing as needed on acceptable terms or at all. If we are unable to obtain sufficient capital, potential acquisitions, capital expenditures, facilities expansion and research and development expenditures would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  In August 1998, we issued and sold an aggregate of 6,360,000 shares of our Series C Preferred Stock in our Series C Financing for $25.4 million in proceeds. Immediately following the consummation of the Series C Financing, we used $7.1 million of the proceeds from the offering to repay all outstanding indebtedness under the credit facility that we entered into in January 1998 (the "New Credit Facility") and subsequently terminated such facility. As of the date of this filing, we have no revolving or other type of credit facility for working capital. In September 1998, one of the investors in the Series C Financing purchased an additional 1,250,000 shares of Series C Preferred Stock for an aggregate of $5.0 million.

  We believe that cash generated from operations, borrowings under the New Credit Facility and existing cash balances will be adequate to fund our operations for at least the next 12 months. While operating activities may provide cash in certain periods, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. We will continue to have limited capital resources and significant future obligations and expect that we will require additional capital to support future growth, if any. There can be no assurance that we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital. See "Risk Factors--Because We Have a Substantial Amount of Indebtedness, We May Be Unable to Pay Interest or Principal on the Senior Notes."

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

  . difficulties in staffing and managing international operations; and

  . potentially adverse tax consequences.

  These factors could have a material adverse effect on our business, operating results or financial condition. In addition, although most of our export sales are denominated in United States dollars, such sales may not be denominated in dollars in the future. As a result, currency exchange fluctuations in countries where we conduct business could have a material adverse effect on our business, operating results and financial condition. In this regard, several Asian countries, including South Korea, Japan and Thailand, have historically experienced significant economic downturns and significant declines in the value of their currencies to the U.S. dollar. Due to these conditions, some of our customers may delay, reschedule or cancel significant current or future product orders. If any such orders are delayed, rescheduled or cancelled, our business, operating results and financial condition would be adversely affected. To the extent that historical economic troubles in Asian markets have negatively impacted the capacity expansion and upgrade plans of our customers or potential customers in affected regions, then such economic troubles have also negatively impacted our operations. With respect to existing customers, we do not believe that such Asian economic troubles have had a significant impact on our operations. With respect to potential customers, we are unable to quantify the impact that such Asian economic troubles will have on our operations.

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

ITEM 2. PROPERTIES

  The Company leases buildings with a total of approximately 41,000 square feet in San Diego, California under a lease expiring in December, 2001; 72,000 square feet under leases expiring in August 2003 in Fremont, California; and two buildings with a total of 12,000 square feet in buildings under month-to-month leases in Hayward, California. The Company conducts manufacturing and research and development at all of these sites and also has service and support capabilities at each of these locations, except Hayward. The Company's domestic sales and marketing functions are headquartered in its Fremont and San Diego facilities. For its Pacific Rim operations, the Company also leases 1,900 square feet in Tokyo, Japan; 2,700 square feet in AnSen City, South Korea; 5,000 square feet in Singapore; 800 square feet in Thailand and 500 square feet in Malaysia. These facilities are primarily used as technical, applications, and sales and service support centers for the Company's Pacific Rim customers. The Company believes that its facilities are adequate for its current level of business and does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

Market Information

  There is no established public trading market for Phase Metrics common stock.

Holders

  The number of holders of Phase Metrics common equity securities as of February 29, 2000 was 111.

Dividend Policy

  Phase Metrics' ability to declare and pay dividends on its common stock is restricted by certain covenants in the Indenture. Phase Metrics intends to retain all of its earnings to finance the development and growth of its business. Accordingly, Phase Metrics does not anticipate that any dividends will be declared on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

  None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         Year Ended December 31,
                               -----------------------------------------------
                               1995(1)   1996(1)     1997      1998     1999
                                      (in thousands, except ratios)
Consolidated Statement of
 Operations Data:
 Net sales.................... $116,894  $190,773  $184,660  $104,994  $38,068
 Gross profit(2)..............   52,128    86,912    83,366    11,826    4,437
 Operating expenses(3)........   40,161    98,332    81,131    64,215   38,904
 Income (loss) from
  operations..................   11,967   (11,420)    2,235   (52,389) (34,467)
 Interest expense.............    5,625     8,448    11,573    14,456   13,809
 Income (loss) before income
  taxes and extraordinary
  items.......................    6,193   (19,842)   (9,812)  (66,506) (47,202)
 Income tax expense
  (benefit)(4)................    1,524    (8,974)   (4,268)    9,000       --
 Income (loss) before
  extraordinary items.........    4,669   (10,868)   (5,544)  (75,506) (47,202)
 Extraordinary loss, net of
  income taxes................       --    (1,122)       --    (1,345)      --
 Net income (loss)............    4,669   (11,990)   (5,544)  (76,851) (47,202)
Other Data:
 Cash provided by (used for)
  operating activities........   18,300   (21,402)   (6,392)  (11,962) (13,063)
 Cash provided by (used for)
  investing activities........  (11,102)  (40,885)  (17,169)   10,156   (1,453)
 Cash provided by (used for)
  financing activities........   (3,099)   60,008    23,883    23,478   (1,302)
 EBITDA(5)....................   27,864    21,533    24,107   (40,333) (24,369)
 Depreciation, amortization
  and write-downs of
  intangible assets...........   15,897    32,953    21,872    12,056    9,024
 Acquisition of property,
  plant and equipment.........    9,135    24,564    17,091     1,492    2,029
 Ratio of earnings to fixed
  charges(6)..................     1.2x        --        --        --       --

                                              December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                                             (in thousands)
Consolidated Balance Sheet
 Data:
 Cash and cash equivalents... $  5,016  $  2,737  $  2,977  $ 24,714    $8,942
 Working capital.............   (5,774)   42,681    66,075    45,883     8,214
 Total assets................  119,896   154,013   154,730    96,115    46,651
 Long-term debt, including
  current portion............   30,239    96,020   121,057   116,631   115,736
 Redeemable preferred stock..    3,314     6,314     9,237    42,543    46,265
 Stockholders' equity
  (deficit)(2)(3)(4).........    3,592    (9,031)  (17,873)  (97,157) (147,878)

-------
(1) Between June 1995 and December 1996, Phase Metrics completed six acquisitions, including Helios, Incorporated ("Helios") in June 1995, Applied Robotic Technologies, Inc. ("ART") in July 1995, certain net assets of Tahoe Instruments ("Tahoe") in July 1995, Air Bearings, Incorporated ("ABI") in January 1996, Santa Barbara Metric, Inc. ("SBM") in December 1996 and a portion of the business of Kirell Development, Inc. ("Kirell") in December 1996. Each of these acquisitions was accounted for as a purchase for financial reporting purposes, and, as a result, Phase Metrics' consolidated statements of operations include the operating results of Helios, ART, Tahoe, ABI, SBM and a portion of the business of Kirell from their respective acquisition dates.

(2) In connection with the negative impact on Phase Metrics' operations of the adverse market conditions in the data storage industry, for the years ended December 31, 1998 and 1999, the Company recorded $19.8 million and $5.0 million, respectively, in charges to cost of sales to write down excess and obsolete inventory.

(3) Phase Metrics incurred $4.2 million and $3.1 million of restructuring costs in 1998 and 1999, respectively, primarily related to employee severance costs and asset impairment resulting from workforce reductions and facility consolidations.

(4) In connection with the negative impact on Phase Metrics' operations of the adverse market conditions in the data storage industry, for the year ended December 31, 1998, Phase Metrics recorded $9.0 million of tax expense relating to the recording of a valuation allowance against its entire deferred tax asset balance.

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

(6) For purposes of determining this ratio, earnings consist of income (loss) before income taxes (benefit) and extraordinary items. Fixed charges consist of interest expense, a portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rental expense) and dividends and related accretion for redemption value and dividends on preferred stock. For the years ended December 31, 1996, 1997, 1998 and 1999, earnings were inadequate to cover fixed charges by $24.8 million, $14.7 million, $69.8 million and $50.9 million, respectively.

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

General

  As a result of the matters discussed in greater detail herein, the Company is facing severe liquidity problems. The Company was unable to make the interest payment on the Notes due on February 1, 2000 and is not in compliance with certain covenants of the Notes and the Indenture governing the Notes.

  On April 26, 2000, the Company announced that it had entered into an agreement in principle with an informal committee representing approximately 81% of Noteholders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of the Company's outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of the Company's then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect the Company's obligation to pay its trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions.

  In addition, holders of all or some of the Notes will provide the Company with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of the Company's assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  The Company anticipates that the restructuring will take three to five months to complete. During that time, the Company will face a number of risks over which it may have limited or no control, including the risk that trade creditors or vendors may discontinue providing the Company with trade credit, the risk that customers may decrease the amount of business that they do with the Company and the risk that, in spite of not paying interest on the Notes, the Company will not be able to generate the liquidity necessary to maintain operations. In addition, the Company faces the risk that holders of Notes or other interests in the Company will refuse to accept the Company's restructuring proposal when made to them. For these and other reasons, the Company may be forced to file for protection under Chapter 11 without the benefit of its agreement in principle with the Noteholders, the Company's creditors may file an involuntary Chapter 11 case against the Company or it may be forced to liquidate its business without the benefit of a reorganization.

  The accompanying financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

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

  The Company accounted for each of its acquisitions as a purchase, and, as a result, the Company's consolidated statements of operations include the operating results of the acquired businesses from their respective dates of acquisition. In connection with certain of the acquisitions, the Company agreed to make earnout payments based on future sales of certain products acquired in the acquisitions. At December 31, 1999, future potential combined maximum earn-out payments in connection with such acquisitions are not expectedto be material. Also, in connection with the acquisitions, the Company recorded capitalized intangibleassets totaling $61.2 million. The net book value of such capitalized intangible assets was $0.1 million as ofDecember 31, 1999.

  There are a relatively small number of data storage manufacturers throughout the world and the Company derives a significant portion of its net sales from a relatively small number of customers. The Company expects that its dependence on relatively few key customers will continue in the future. Approximately 51.0%, 50.0% and 53.5% of the Company's net sales in 1997, 1998 and 1999, respectively, were derived from sales to its three largest customers in each of those periods. Even though the Company's customer mix will likely change from period to period in the future, Seagate Technology, Inc. ("Seagate"), Komag, Incorporated ("Komag"), HMT Technology Corporation ("HMT") and Nissho Iwai High Technology Incorporated ("Nissho Iwai") have historically accounted for a significant portion of its net sales. For 1997, 1998 and 1999, Seagate accounted for 18.0%, 17.1%, and 36.7% respectively, of net sales; Komag accounted for 15.9%, 4.8% and 5.3%, respectively, of net sales; HMT accounted for 17.1%, 16.3%, and 1.0% respectively, of net sales; and Nissho Iwai accounted for 4.8%, 4.9% and 6.2%, respectively, of net sales. For 1999, Read-Rite Corporation accounted for 10.6% of net sales. If net sales to these or any of its other significant customers were to decrease in any material amount in the future, the Company's business, operating results and financial condition would be materially adversely affected.

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

  The Company derives its revenues primarily from sales of its process and production-test systems and upgrades and parts for such systems. The Company's products can generally be categorized into four principal areas: (1) disk (media) testing and processing, (2) read/write head testing, (3) disk drive processing and (4) automation. The Company derives a significant portion of its net sales from a relatively small number of products. In 1997, 1998 and 1999, the Company derived approximately 58.9%, 54.1% and 20.6% of its net sales, respectively, from sales of its media certifier products (excluding parts and service). Additionally, in 1999, the Company derived approximately 12.2% and 8.1% of its net sales from its Quasistatic and Flying Height products, respectively. Moreover, the Company expects that net sales from its media certifier products, including its MG series and its MC series, will continue to account for a substantial portion of the Company's total net sales in the foreseeable future. Any significant reduction in demand for its media certifier products would have a material adverse effect on the Company's business, operating results and financial condition.

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

  The data storage industry has experienced prolonged and intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for our products. These adverse market conditions have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through

2000. Under current or future market conditions, there can be no assurance that the Company's business will generate adequate cash flow or that any growth can be achieved. Because the Company must incur expenses and purchase inventory based on anticipated and actual customer orders, any significant delay, rescheduling or cancellation of such orders will have a material adverse effect on the Company's operating results.

  As indicated above, the Company's business, operating results and financial condition have been affected by adverse market conditions in the data storage industry. In June 1998, the Company implemented a work force reduction of approximately 155 employees, relocated and consolidated much of its Concord, California operations to its Fremont, California facility and consolidated its San Diego facility. In November 1998, the Company reduced its work force by approximately 60 employees and consolidated its Fremont, California facilities. In the second quarter of 1999, the Company consolidated a significant portion of its Fremont facilities, and in July 1999, implemented a workforce reduction of approximately 25 employees. Due to the continued effects of the weakness in demand for data storage products, in the fourth quarter of 1999, the Company further consolidated its Fremont facilities and implemented a workforce reduction of approximately 24 employees.

  While the Company believes its cost-cutting measures are appropriate given the Company's current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the 1998 and 1999 restructuring activities or future cost-cutting measures will not have a material adverse effect on the Company's ability to increase its net sales.

  In connection with the negative impact on the Company's operations of the adverse market conditions in the data storage industry, in 1998, the Company recorded $19.8 million in charges to cost of sales to write-off excess and obsolete inventory, $4.2 million in restructuring charges related to restructuring activities, as well as $9.0 million of tax expense related to the recording of a valuation allowance against its entire net deferred tax asset balance. In 1999 the Company recorded $5.0 million in charges to cost of sales to write-off excess and obsolete inventory and $3.1 million related to restructuring activities.

  In August and September 1998 the Company sold 7,610,000 shares of Series C Preferred Stock for $4 per share. The proceeds of approximately $30.4 million were used to repay in full the Company's then existing credit facility and accrued interest totaling $7.1 million, with the remaining proceeds used for general operating purposes. The credit facility was then terminated. As of the date of this filing, the Company's New Credit Facility for working capital was pending.

  We had net sales of $184.7 million in 1997 compared to $105.0 million in 1998 and $38.1 million in 1999. We had EBITDA (as described in Footnote 5 in "Selected Consolidated Financial Data") of $24.1 million in 1997 compared to $(40.3) million in 1998 and $(24.4) million in 1999. Cash used for operating activities was $12.0 million for 1998 and $13.1 million for 1999. Period to period fluctuations in operations impacting these amounts were the net losses for 1998 and 1999, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets in 1998, decreases in accounts receivable and inventories, an increase in 1998 income taxes receivable compared to a decrease in 1999 and decreases in accrued expenses. Cash used for operating activities increased from $6.4 million for 1997 to $12.0 million for 1998. Period to period fluctuations in operations impacting these amounts were the net losses for 1997 and 1998, a decrease in amortization and write downs of intangible assets, a decrease in deferred income tax assets, a smaller increase period to period in accounts receivable, a decrease in 1998 inventories compared to an increase in 1997 and increases in 1998 income taxes receivable and accrued expenses compared to decreases in 1997. The net loss of $76.9 million for 1998 decreased to a net loss of $47.2 million for 1999. This decrease was primarily due to decreases in research and development expenses, selling, general and administrative expenses, amortization and write-downs of intangible assets, the settlement charge, the restructuring charges, interest expense and the extraordinary loss, partially offset by a decrease in net sales and related gross margin. The net loss of $5.5 million for 1997 increased to a net loss of $76.9 million for 1998. This increase was primarily due to decreased net sales, lower gross profit margins, the restructuring charges, the settlement charge, increased interest expense and the extraordinary loss partially offset by decreases in research and development and selling, general and administrative expenses. See Selected Consolidated Financial Data.

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

Results of Operations

  The following tables set forth for the periods indicated certain consolidated statement of operations data in dollars, as well as such data expressed as a percentage of net sales:

                                               Year Ended December 31,
                                              ------------------------------
                                                1997       1998       1999
                                                    (in thousands)
Consolidated Statement of Operations Data:
Net sales.................................... $184,660   $104,994   $ 38,068
Cost of sales................................  101,294     93,168     33,631
                                              --------   --------   --------
 Gross profit................................   83,366     11,826      4,437
Operating expenses:
 Research and development....................   43,572     33,329     23,366
 Selling, general and administrative.........   22,968     17,370     11,047
 Amortization and write-downs of
  intangibles................................   14,591      3,460      1,400
 Settlement charge...........................       --      5,872         --
 Restructuring charge........................       --      4,184      3,091
                                              --------   --------   --------
Income (loss) from operations................    2,235    (52,389)   (34,467)
Interest expense.............................   11,573     14,456     13,809
Other (income) expense -- net................      474       (339)    (1,074)
                                              --------   --------   --------
Loss before income taxes and extraordinary
 items.......................................   (9,812)   (66,506)   (47,202)
Income tax (benefit) expense.................   (4,268)     9,000         --
                                              --------   --------   --------
Loss before extraordinary items..............   (5,544)   (75,506)   (47,202)
Extraordinary loss, net of income taxes......       --     (1,345)        --
                                              --------   --------   --------
Net loss..................................... $ (5,544)  $(76,851)  $(47,202)
                                              ========   ========   ========
Other Data:
Cash used for operating activities........... $ (6,392)  $(11,962)  $(13,063)
Cash provided by (used for) investing
 activities..................................  (17,169)    10,156     (1,453)
Cash provided by (used for) financing
 activities..................................   23,883     23,478     (1,302)
EBITDA(1)....................................   24,107    (40,333)   (24,369)
                                               Year Ended December 31,
                                              ------------------------------
                                                1997       1998       1999
Consolidated Statement of Operations Data:
Net sales....................................    100.0 %    100.0 %    100.0 %
Cost of sales................................     54.9       88.7       88.3
                                              --------   --------   --------
 Gross profit................................     45.1       11.3       11.7
Operating expenses:
 Research and development....................     23.6       31.7       61.4
 Selling, general and administrative.........     12.4       16.5       29.0
 Amortization and write-downs of
  intangibles................................      7.9        3.3        3.7
 Settlement charge...........................       --        5.6         --
 Restructuring charge........................       --        4.0        8.1
                                              --------   --------   --------
Income (loss) from operations................      1.2      (49.8)     (90.5)
Interest expense.............................      6.3       13.8       36.3
Other (income) expense -- net................      0.3       (0.3)      (2.8)
                                              --------   --------   --------
Loss before income taxes and extraordinary
 items.......................................     (5.4)     (63.3)    (124.0)
Income tax (benefit) expense.................     (2.3)       8.6         --
                                              --------   --------   --------
Loss before extraordinary items..............     (3.1)     (71.9)    (124.0)
Extraordinary loss, net of income taxes......       --       (1.3)        --
                                              --------   --------   --------
Net loss.....................................     (3.1)     (73.2)    (124.0)
                                              ========   ========   ========
Other Data:
Cash used for operating activities...........     (3.5)%    (11.4)%    (34.3)%
Cash provided by (used for) investing
 activities..................................     (9.3)       9.7       (3.8)
Cash provided by (used for) financing
 activities..................................     12.9       22.4       (3.4)
EBITDA(1)....................................     13.1      (38.4)     (64.0)

---------
  (1) See "Selected Consolidated Financial Data" for definition of and caveats regarding EBITDA.

 Net Sales

  Net sales consist primarily of revenue from sales of the Company's process and production-test equipment and related upgrades, and to a lesser extent, parts and services. Net sales decreased 63.7% from $105.0 million for 1998 to $38.1 million for 1999 and 43.2% from $184.7 million for 1997 to $105.0 million for 1998. These decreases were primarily due to decreased unit sales of the Company's products due to the adverse market conditions previously mentioned.

 Gross Profit

  Cost of sales includes material costs, direct labor and overhead costs related to the production and delivery of the Company's products, including warranty and other service costs. Gross profit decreased from $11.8 million for 1998 to $4.4 million for 1999. Gross profit as a percentage of net sales ("gross margin") increased from 11.3% for 1998 to 11.7% for 1999. This percentage increase was primarily due to decreases in personnel costs as a result of workforce reductions in June, July and October 1999 and an inventory write-down of $5.0 million in 1999 as compared to $19.8 million in 1998, partially offset by higher costs resulting from lower production volumes and underutilization of manufacturing capacity.

  Gross profit decreased from $83.4 million for 1997 to $11.8 million for 1998. Gross margin decreased from 45.1% for 1997 to 11.3% for 1998. The decrease was primarily due to (1) lower gross profit on products shipped in connection with the Settlement Agreement discussed below, (2) two other customer contracts involving lower than average sales prices which also negatively impacted the Company's gross profit, (3) underutilization of manufacturing capacity, (4) higher costs resulting from lower production volumes, and (5) $19.8 million of inventory write-offs recorded in 1998 as a result of adverse market conditions in the data storage industry and its impact on the Company's operations, partially offset by decreases in personnel costs as a result of workforce reductions in August 1997, and January, June and November 1998. See "Restructuring Charge" below.

  In April 1998, the Company entered into an agreement (the "Settlement Agreement") to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that such actions were necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company recorded a $5.9 million charge to earnings in the second quarter of 1998 in connection with the Settlement Agreement. The Company made the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the Settlement Agreement were at favorable pricing which negatively impacted the Company's gross profit margin in 1998 and the first quarter of 1999.

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

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and contract labor, project materials and other costs associated with the Company's ongoing research and product development. Research and development expense decreased from $33.3 million for 1998 to $23.4 million for 1999 and from $43.6 million for 1997 to $33.3 million for 1998. Research and development expense as a percentage of net sales increased from 31.7% for 1998 to 61.4% for 1999 and from 23.6% for 1997 to 31.7% for
1998. These percentage increases were primarily due to the decreases in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in 1998 and 1999. The Company anticipates that it will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

 Selling, General and Administrative Expense

  Selling, general and administrative expense primarily consists of salaries and related personnel costs, including certain acquisition related earnout costs incurred in connection with certain of the Company's acquisitions. See
Note 10 of Notes to Consolidated Financial Statements. Selling, general and administrative expense decreased from $17.4 million in 1998 to $11.0 million in 1999 and from $23.0 million for 1997 to $17.4 million for 1998. Selling, general and administrative expense as a percentage of net sales increased from 16.5% for 1998 to 29.0% for 1999 and from 12.4% for 1997 to 16.5% for 1998.
The percentage increases were primarily due to a decrease in net sales, partially offset by a decrease in personnel costs as a result of workforce reductions in 1998 and 1999.

 Amortization and Write-Downs of Intangibles

  Amortization and write-downs of intangibles primarily consist of the amortization of intangible assets, including intangible assets acquired in connection with the acquisitions of ProQuip, Cambrian, Helios, ART and ABI (principally purchased technology and covenants not to compete) and write-downs related to the impairment of such assets. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

  Amortization and write-downs of intangible assets decreased from $3.5 million for 1998 to $1.4 million for 1999. This decrease was due to more intangible assets becoming fully amortized prior to or during 1999 offset by an impairment charge recorded for a non-compete agreement in connection with one of the Company's acquisitions. The write down in 1999 was due to the discontinued sale of products acquired in connection with SBM.

  Amortization and write downs of intangible assets decreased from $14.6 million for 1997 to $3.5 million for 1998. This decrease was due to more intangible assets becoming fully amortized prior to or during 1998 offset by a write down to fair value of $2.0 million in 1997 related to impairment of certain intangible assets recorded in connection with ABI.

 Settlement Charge

  In connection with the Settlement Agreement, discussed under "Results of Operations -- Gross Profit," the Company recorded a $5.9 million charge to earnings in the second quarter of 1998.

 Restructuring Charge

  The data storage industry has experienced intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for the Company's products. These adverse market conditions have had a material adverse effect on the Company's results of operations and financial condition over the last several quarters and are expected to continue through 2000. In June 1998, the Company implemented a workforce reduction of approximately 155 employees, relocated and consolidated much of its Concord, California operations to its Fremont, California facility and consolidated its San Diego facility. In November 1998, the Company reduced its workforce by approximately 60 employees and consolidated further its Fremont, California facilities. In the second quarter of 1999, the Company consolidated a significant portion of its Fremont facilities, and in July 1999, implemented a workforce reduction of approximately 25 employees. Due to the continued effects of the adverse market conditions in the data storage industry, in the fourth quarter of 1999, the Company further consolidated its Fremont facilities and implemented a workforce reduction of approximately
24 employees.

  In the second quarter of 1998, the Company recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the fourth quarter of 1998, the Company recorded $1.1 million of restructuring charges. The significant components were $0.3 million for employee severance costs, $0.6 million in impairment costs related to property, plant and equipment obsoleted due to restructuring activities and $0.2 million of other costs. In the second quarter of 1999, the Company recorded $2.0 million of restructuring charges. The significant components included $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. In the fourth quarter of 1999, the Company recorded a restructuring charge of $1.1 million. The significant components included $0.6 million for employee severance costs, $0.4 million for future lease costs of consolidated facilities and $0.1 million in asset impairment costs related to facilities consolidation. As of December 31, 1999, $1.3 million was recorded as an accrued liability related to the restructuring activities.

 Interest Expense

  Interest expense decreased from $14.5 million for 1998 to $13.8 million for 1999. This decrease is primarily related to outstanding debt under a credit facility which was paid in full during 1998.

  Interest expense increased from $11.6 million for 1997 to $14.5 million for 1998. This increase primarily reflects the increased debt levels outstanding and higher interest rates during 1998.

 Income Taxes

  Income tax expense (benefit) was $(4.3) million for 1997, $9.0 million for 1998 and none in 1999.

  For 1997, the effective income tax rates differed from the applicable statutory rates due primarily to state income taxes and utilization of income tax credits available for research and development expenses. For 1998, the effective income tax rate differed from the applicable statutory rate due primarily to the valuation allowance against the Company's entire deferred tax asset balance. Such charge was taken due to uncertainty regarding realization of the deferred tax asset, due to the significant loss incurred in 1998 and uncertainty regarding future taxable income.

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

  Cash used for operating activities was $12.0 million for 1998 and $13.1 million for 1999. Period to period fluctuations in operations impacting these amounts were the net losses for 1998 and 1999 a decrease in amortization and write-downs of intangible assets, a decrease in deferred income tax assets in 1998, decreases in accounts receivable and inventories, an increase in 1998 income taxes receivable compared to a decrease in 1999 and decreases in accrued expenses.

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

  The Company had EBITDA of $(40.3) million for 1998 compared to $(24.4) million in 1999. This increase was primarily due to decreases in research and development expenses, selling, general and administrative expenses, amortization and write-downs of intangible assets, the settlement charge and the restructuring charges, partially offset by a decrease in net sales and cost of sales.

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

  As of December 31, 1999, the Company's outstanding indebtedness included $106.2 million under the Notes, $8.0 million under its Convertible Subordinated Notes and $1.5 million of capital lease obligations. At December 31, 1999, the Company had $8.1 million of accrued interest on indebtedness outstanding on the Convertible Subordinated Notes. The Convertible Subordinated Notes (including all accrued interest thereon) are convertible into 5,142,720 shares of Common Stock at the option of the holders thereof and will automatically convert upon the consummation of an initial public offering of the Company's Common Stock. As of the date of this filing, the Company does not have a working capital credit facility in place.

  The Company was unable to make the interest payment on the Notes due on February 1, 2000 and is not in compliance with certain covenants of the Notes and the Indenture governing the Notes. On April 26, 2000, the Company announced that it had entered into an agreement in principle with an informal committee representing approximately 81% of Noteholders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of the Company's outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of the Company's then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect the Company's obligation to pay its trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions. In addition, holders of all or some of the Notes will provide the Company with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of the Company's assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  The accompanying financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

  Cash provided by (used for) investing activities was $10.2 million for 1998 and $(1.5) million for 1999. In 1998, the amount consisted primarily of proceeds from the sale of property, plant and equipment partially offset by cash used in connection with purchases of property, plant and equipment. In 1999, the amount consisted of cash used in connection with purchases of property, plant and equipment. Cash provided by (used for) financing activities was $23.5 million for 1998 and $(1.3) million for 1999. In 1998, the amount consisted primarily of the net proceeds from issuance of the Notes, net of repayment of borrowings under the Company's previous term notes and revolving loans, as well as the issuance of the Series C Preferred Stock. In 1999, the amount related primarily to payments on capital lease obligations.

  The Company plans approximately $0.4 million in capital expenditures during the next 12 months. The Company has no material outstanding commitments with respect to such planned expenditures as of the date of this filing.

  The Company's non-United States subsidiaries (the "Non-Guarantor Subsidiaries"), have not guaranteed the Company's obligations under the Notes. As of and for the year ended December 31, 1999, the operating results and assets of the Non-Guarantor Subsidiaries were material to our results of operations and assets on a consolidated basis, net of intercompany eliminations. See Note 14 of Notes to Consolidated Financial Statements. The total assets, total liabilities, net sales and net income (loss) of the Non-Guarantor Subsidiaries as a percentage of the Company's consolidated total assets, total liabilities, net sales and net income (loss) as of and for the year ended December 31, 1998, were 6.7%, 0.5%, 11.1% and 0.0%, respectively and as of and for the year ended December 31, 1999 were 14.8%, 0.2%, 18.9% and 4.2%, respectively. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The Company has not historically experienced material gains or losses resulting from currency exchange rate fluctuations.

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

  The Company is also exposed to interest rate risk on its fixed rate debt obligations. At December 31, 1999, fixed rate debt obligations totaled $114.2 million. The fixed rate debt obligations bear interest at a weighted average annual rate of 10.7%, and maturities are $1.5 million, $0.4 million, $0.1 million and $110 million in 2000, 2001, 2002 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, the Company is unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for the debt and the Company is unable to determine the market interest rate at which alternate financing would have been available at December 31, 1999.

Foreign Currency Risk

  International sales are made primarily by the Company's domestic operations and are typically denominated in the U.S. dollar, although pricing is influenced by competitors operating in related foreign currencies. The currency denominations of international sales made by the Company's foreign sales and service subsidiaries vary by country and customer, but are generally the U.S. dollar. These foreign subsidiaries purchase most service and resale parts, denominated in U.S. dollars, from the Company's U.S. operations. These foreign subsidiaries incur most of their operating expenses in the local currencies. All foreign subsidiaries use the local currency as their functional currency. The effect of foreign currency exchange rate fluctuations on the Company has not been material. Net assets and revenues denominated in currencies other than the U.S. dollar have been greater than 10% of total Company net assets and revenues. A 10% change in the foreign currency exchange rates may have have a material impact on the Company's results of operations.

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

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

  Set forth below is certain information regarding the directors and executive officers of the Company as of April 30, 2000.

        Name           Age                     Position
John F. Schaefer.....  57  Chairman of the Board, President and Chief
                           Executive Officer

Thomas D. Carr.......  42  Vice President, Product Development, Head
                           Products

James E. Furman......  61  Vice President, Operations, Disk Drive
                           and Media Products

W. Dewey Hockemeyer..  36  Vice President, Finance, Chief Financial Officer
                           and Assistant Secretary

Jason Lee............  36  Vice President, Sales and Marketing, Head
                           Products

Ronald Y. Miyahara...  50  Vice President and General Manager, Asia
                           Operations

Michael G. Rogowski..  46  Vice President, Sales and Marketing, Disk
                           Drive and Media Products

Dr. Jun Zhu..........  33  Vice President, Product Development,
                           Disk Drive and Media Products

Dr. Gilbert F.
 Amelio(1)...........  55  Director

William E. Terry(1)..  66  Director


--------
(1) Member of Compensation Committee and Audit Committee

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

  Thomas D. Carr became Vice President, Product Development, Head Products in June 1999. Mr. Carr was a Director of Head Product Development from June 1998 until June 1999. From October 1996 to June 1998, he was a project manager for the Company. From 1990 to 1996, Mr. Carr was employed as laboratory head of Advanced Systems Laboratory. From 1984 to 1990, Mr. Carr served in various research scientist positions with Eastman Kodak.

  James E. Furman became Vice President, Operations, Disk Drive and Media Products in October 1999. Prior to that Mr. Furman held the Director of Materials and Director of Operations and Customer Engineering positions from September 1997 to October 1999. From 1991 to 1995 Mr. Furman was the President of ECO Resources, a professional water and wastewater management company with operations in five southwestern states. From 1970 to 1995 Mr. Furman held various senior management positions in the Process Equipment Group of Baker Hughes, Inc.

  W. Dewey Hockemeyer became Vice President, Finance, Chief Financial Officer and Assistant Secretary in June, 1999. Mr. Hockemeyer previously held the Corporate Controller position since joining Phase Metrics in April, 1995. From 1986 to 1994, Mr. Hockemeyer held manager and other positions with Ernst & Young LLP.

  Jason Lee became Vice President, Sales and Marketing, Head Products in January 2000. Prior to that he was Vice President, Operations, Head Products from October 1999 to January 2000 and Product Marketing Manager from 1997 to October 1999. From 1992 to 1997, Mr. Lee served as a Product Marketing Engineer and Product Manager at Applied Materials Corporation. Mr. Lee also served as Process Engineer and Product Marketing Engineer with NCR Corporation from 1986 to 1992.

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

  Michael G. Rogowski became Vice President, Sales and Marketing, Disk Drive and Media Products in January 2000. Prior to that Mr. Rogowski was Vice President, Operations, Disk Drive and Media Products since June 1998, Vice President of Customer Engineering from April 1996 to June 1998 and held other senior management positions since November 1994. Prior to joining the Company, Mr. Rogowski was Vice President of Manufacturing/Test Engineering for Cambrian Systems, Inc., a supplier of advanced process and production-test equipment for disk and read/write head manufacturers, which the Company acquired in November 1994. From 1992 to 1994, Mr. Rogowski was the Director of Test Engineering at Akashic Memories. Between 1979 and 1992, Mr. Rogowski held various positions in engineering and management in the Mechanical Integration, Test Equipment Development, and Manufacturing Test Engineering organizations within IBM Corporation.

  Dr. Jun Zhu became Vice President, Product Development, Disk Drive and Media Products in June 1999. Dr. Zhu was Vice President, Product Development, Head Products from June 1997 to June 1998 and Director, Quasistatic Products from June 1997 until June 1998. From September 1996 to June 1997, he was a project manager for the Company. From June 1993 to September 1996, Dr. Zhu was employed by Read-Rite Corporation in various engineering capacities.

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

Board Committees

  The Board of Directors has a Compensation Committee which is responsible for making determinations regarding salaries, bonuses and other compensation matters for the Company's executive officers. The members of the Compensation Committee are Messrs. Amelio and Terry. Neither of these individuals were at any time during 1999 an officer or employee of the Company.

  The Board of Directors also has an Audit Committee which supervises and makes recommendations and decisions with respect to the periodic audits of the Company's financial results. The members of the Audit Committee are Messrs. Amelio and Terry.

Director Compensation

  Except as described below, the directors do not receive cash compensation for services on the Board of Directors or any committee thereof.

  Dr. Amelio and Mr. Terry are each paid a retainer by the Company of $1,000 per month for their services on the Board of Directors. Dr. Amelio and Mr. Terry also each receive $1,000 for each meeting of the Board of Directors or committee thereof that they attend. In addition, the Company granted Dr. Amelio an option to purchase 100,000 shares of common stock under the 1995 Option Plan at an exercise price of $1.00 per share when he joined the Board in June 1995 and Mr. Terry was granted an option to purchase 50,000 shares of common stock under the 1995 Option Plan at an exercise price of $8.75 per share when he joined the Board in August 1997. In August 1998, Mr. Terry was granted an option to purchase an additional 50,000 shares of common stock at an exercise price of $3.75 per share. These options are immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company at the option exercise price paid per share if Dr. Amelio or Mr. Terry cease serving on the Board prior to vesting in their respective shares. As of February 29, 2000, Dr. Amelio had vested in 93,333 option shares and Mr. Terry had vested in 40,833 option shares. Dr. Amelio and Mr. Terry will vest in their remaining option shares, as long as they remain members of the Board, in a series of successive equal monthly installments upon completion of each additional month of Board service. The vesting period for the options granted to Dr. Amelio and Mr. Terry is five years.

  Prior to his resignation as Director of the Company in April 2000, Art Cormier provided consulting services to the Company under an arrangement which provided for payment of $1,500 per day plus expenses when consulting services were provided, including attendance at Company meetings and technical conferences. Under the consulting arrangement, Mr. Cormier also received an office and clerical assistance at the Company's facilities, and his family received health care insurance coverage.

  All non-employee Board members are reimbursed for their out-of-pocket expenses incurred in connection with serving on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning the compensation earned in 1998 and 1999 by the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus for 1999 exceeded $100,000, for services rendered to the Company in all capacities during that year. No executive who would otherwise have been includable in such table on the basis of salary and bonus earned for 1999 has resigned or otherwise terminated employment during 1999.

                          Summary Compensation Table

                                                         Long Term
                                                        Compensation
                                                           Awards
                                                        ------------
                                 Annual Compensation     Securities
        Name and              -------------------------  Underlying     All Other
 Principal Position(s)   Year  Salary   Bonus  Other(1)   Options    Compensation(2)

John F. Schaefer........ 1998 $314,615      --      --       --          $5,000
 Chairman and Chief
  Executive Officer      1999  305,000      --      --       --           5,000

David L. Bultman(3)..... 1998  250,962 201,708   3,818       --           3,358
 Vice President, General
  Manager, Product       1999  296,154      --   3,970       --           4,471
 Development, Disk Drive
  and Media Products

Wayne G. Erickson(4).... 1998  207,692  11,200   1,921       --           2,762
 Vice President, Sales
  and Marketing,         1999  196,154      --   2,025       --           3,923
 Head Products and Vice
 President, Corporate
 Business Development

Ronald Y. Miyahara...... 1998  179,913 $14,553  $7,279       --           2,857
 Vice President and
  General                1999  173,250      --   7,223       --           2,901
 Manager, Asia
  Operations

Albert H.
 Munnikhuis(4).......... 1998  166,346  39,545   6,900       --           4,003
 Vice President, Sales
  and Marketing,         1999  204,149      --   7,800       --           3,678
 Disk Drive and Media
  Products

Michael G. Rogowski..... 1998  171,346  19,635   7,800       --           1,537
 Vice President, Sales
  and Marketing,         1999  179,438      --   7,800       --           1,854
 Disk Drive and Media
  Products

Dr. Jun Zhu............. 1998  129,770  32,983   3,900       --           3,255
 Vice President, Product
  Development,           1999  157,821      --      --       --           3,110
 Disk Drive and Media
  Products


--------
(1) Includes the value of personal use of Company automobiles.
(2) Includes the Company's matching contribution under its 401(k) Plan.
(3) The Company reached an agreement for the termination of Mr. Bultman's full-time employment with the Company in June 1999.
(4) Mr. Erickson and Mr. Munnikhuis terminated employment with the Company in January 2000 and December 1999, respectively.

Stock Options and Stock Appreciate Rights

  The following table contains information concerning the stock options granted to the Named Executive Officers during 1998 and 1999. All the grants were made under the Company's 1995 Plan (as defined herein). No stock appreciation rights were granted to the Named Executive Officers during 1998 or 1999.

                                                          Individual
                                                          Grants(1)
                              ---------------------------------------------------------
                                                                                           Potential
                                                                                          Realization
                                                                                           Value at
                                                                                            Assumed
                                                                    Market              Annual Rates of
                                                                   Price of               Stock Price
                              Number of      Percent              Securities             Appreciation
                              Securities    of Total     Exercise Underlying              For Option
                              Underlying Options Granted  Price   Options on                Term(3)
                               Options   to Employees in   Per     Date of   Expiration ---------------
          Name           Year  Granted    1998 and 1999  Share(2)  Grant(2)     Date      5%      10%
          ----           ---- ---------- --------------- -------- ---------- ---------- ------- -------
John F. Schaefer........ 1998       --          --           --        --          --        --      --
                         1999       --          --           --        --          --        --      --
David L. Bultman(4)..... 1998  125,000        10.6         3.75      3.75     7/30/08   294,794 747,067
                         1999       --          --           --        --          --        --      --
Wayne G. Erickson(5).... 1998       --          --           --        --          --        --      --
                         1999   18,000          .3         3.75      3.75     2/24/09    42,450 107,578
Ronald Y. Miyahara...... 1998       --          --           --        --          --        --      --
                         1999   18,000          .3%       $3.75     $3.75     2/24/09    42,450 107,578
Albert H.
 Munnikhuis(5).......... 1998   40,000         3.4         3.75      3.75     7/30/08    94,334 239,061
                         1999   18,000          .3         3.75      3.75     2/24/09    42,450 107,578
Michael G. Rogowski..... 1998       --          --           --        --          --        --      --
                         1999   18,000           3         3.75      3.75     2/24/09    42,450 107,578
Dr. Jun Zhu ............ 1998   70,000         5.9         3.75      3.75     7/30/08   165,085 418,357
                         1999       --          --           --        --          --        --      --

--------
(1) Option grants are immediately exercisable for all the option shares, but any shares purchased under such option will be subject to repurchase until vested by the Company at the option exercise price paid per share.
(2) The exercise price is equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors taking into account a number of factors at the time of the grants, including, without limitation, the current status of the Company and its future prospects, the status of the disk drive industry, values of comparable companies and the appraisals of an independent, third-party appraiser engaged by the Company.
(3) There can be no assurance provided to any executive officer or other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants which were made to the Named Executive Officers with an exercise price equal to the fair market value of the option shares on the grant date.
(4) The Company reached an agreement for the termination of Mr. Bultman's full-time employment with the Company in June 1999.
(5) Mr. Erickson and Mr. Munnikhuis terminated employment with the Company in January 2000 and December 1999, respectively.

Aggregate Option Exercises in 1998 and 1999 and Year-End Values

  The following table provides information, with respect to each of the Named Executive Officers, concerning the exercise of options during 1998 and 1999 and unexercised options held by them at the end of each of those fiscal years. None of the Named Executive Officers exercised any options during 1998 or 1999.

                                                                            Value of Unexercised
                                Number of Unexercised Options              In-the-Money Options at
                              at December 31, 1998 and 1999(#)        December 31, 1998 and 1999($)(1)
                              --------------------------------------  -----------------------------------
          Name           Year   Exercisable         Unexercisable       Exercisable      Unexercisable
          ----           ---- ---------------     ------------------  ---------------  ------------------
John F. Schaefer........ 1998             --                     --               --                  --
                         1999             --                     --               --                  --
David L. Bultman(5)..... 1998          250,000(4)                --               --                  --
                         1999             --                     --               --                  --
Wayne G. Erickson(6).... 1998             --                     --               --                  --
                         1999           18,000(2)                --               --                  --
Ronald Y. Miyahara...... 1998             --                     --               --                  --
                         1999           18,000(2)                --               --                  --
Albert H.
 Munnikhuis(6).......... 1998           60,000(4)                --            $55,000                --
                         1999           18,000(2)                --               --                  --
Michael G. Rogowski..... 1998           --                      --                --                 --
                         1999           18,000(2)                --               --                  --
Dr. Jun Zhu............. 1998           70,000(3)               --                --                 --
                         1999             --                    --                --                 --

--------
(1) Based upon the fair market values of $3.75 and $1.00 per share determined by the Board of Directors at December 31, 1998 and 1999, respectively, less the option exercise price (i.e., the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors), payable per share. The Board of Directors takes into account a number of factors in determining fair market value, including, without limitation, the current status of the Company and its future prospects, the status of the data storage industry, values of comparable companies and the appraisals of an independent, third-party appraiser engaged by the Company.

(2) Although the options are fully exercisable, none had vested as of December 31, 1999. The option shares issuable upon exercise of such options are, prior to vesting, subject to a right of repurchase in favor of the Company.

(3) Although the options are fully exercisable, only 19,833 options had vested as of December 31, 1999. The option shares issuable upon exercise of such options are, prior to vesting, subject to a right of repurchase in favor of the Company.

(4) These options were cancelled as of December 31, 1999.

(5) The Company reached an agreement for the termination of Mr. Bultman's full-time employment with the Company in June 1999.

(6) Mr. Erickson and Mr. Munnikhuis terminated employment with the Company in January 2000 and December 1999, respectively.

Compensation Committee Interlocks and Insider Participation

  The members of the Compensation Committee are Messrs. Amelio and Terry, none of whom has been an officer or employee of the Company at any time since the Company's inception. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee, the Board of Directors as a whole made decisions relating to compensation of the Company's executive officers.

  Thompson Dean, a former Director of the Company, is a Managing Director of DLJ Merchant Banking Partners, L.P., and Robert Finzi, a former Director of the Company, is a General Partner of Sprout Group, both of which are affiliates of DLJ. DLJ is a principal stockholder of the Company. In each of 1997 and 1998, the Company paid DLJ $200,000 in fees for financial advisory and certain investment banking services provided to the Company. DLJ acted as the Initial Purchaser in the Original Note Offering and received an underwriting discount of $3.575 million in connection therewith. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

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

  In connection with any change of control of the Company, subject to certain limitations, outstanding options held by certain senior executive officers will either immediately vest in full, or will subsequently vest in full upon the involuntary termination of the individual's employment within 12 months thereafter.

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

  As of December 31, 1999, options to purchase up to 1,754,369 shares of common stock were outstanding under the 1995 Plan, options for 1,455,839 shares had been exercised, net of repurchases, and 3,089,792 shares of common stock were available for future option grant. To the extent any outstanding options terminate or expire unexercised, the shares of common stock subject to those options will be available for subsequent option grants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of Phase Metrics' common stock as of December 31, 1999, by (1) each person or group of affiliated persons known by Phase Metrics to own beneficially more than 5% of the outstanding shares of Phase Metrics' common stock, (2) the Named Executive Officers, (3) each of Phase Metrics' directors, and (4) all directors and executive officers of Phase Metrics as a group. Unless otherwise indicated, the address for each of the following stockholders is 10260 Sorrento Valley Road, San Diego, California 92121.

                               Common           Series A          Series B          Series C
                              Stock(2)        Preferred(3)      Preferred(4)      Preferred(5)         Total(6)
                          ----------------- ----------------- ----------------- ----------------- ------------------
  Beneficial Owner(1)      Number   Percent  Number   Percent  Number   Percent  Number   Percent   Number   Percent
DLJ and the Sprout
 Entities(7)............  5,942,720  51.4%  2,000,000  24.2%  3,857,280  100.0% 2,500,000  32.9%  14,300,000  36.7%
Arthur J. Cormier(8)....         --    --   4,500,000  54.5          --     --         --    --    4,500,000  13.6
John F. Schaefer(9).....  2,750,000  49.0   1,750,000  21.2          --     --         --    --    4,500,000  13.6
ABS Capital Partners II,
 L.P.(10)...............                           --    --          --     --  5,000,000  65.7    5,000,000  15.1
Neil A. Brumberger(11)..    410,000   7.3          --    --          --     --         --    --      410,000   1.2
Wayne G. Erickson(12)...    318,000   5.7          --    --          --     --         --    --      318,000   1.0
Ronald Y. Miyahara(13)..    118,000   2.1          --    --          --     --         --    --      118,000     *
Michael E.
 Rogowski(14)...........    118,000   2.1          --    --          --     --         --    --      118,000     *
Dr. Gilbert F.
 Amelio(15).............    100,000   1.8          --    --          --     --    100,000   1.3      200,000     *
William E. Terry(16)....    100,000   1.8          --    --          --     --     10,000     *      110,000     *
Dr. Jun Zhu(17).........     90,000   1.6          --    --          --     --         --    --       90,000     *
Albert H.
 Munnikhuis(18).........     30,000     *          --    --          --     --         --    --       30,000     *
David L. Bultman(19)....         --    --          --    --          --     --         --    --           --     *
All directors and
 executive officers as a
 group (12 persons)
 (20)...................  3,876,100  61.6   6,250,000  75.8          --     --    110,000   1.4   10,236,100  30.4

-------
 * Less than one percent.

 (1) Except as indicated by footnote, the Company understands that the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

 (2) Reflects the beneficial ownership of the Company's common stock, assuming the conversion of the Convertible Subordinated Notes and the Bridge Note Warrants. Shares of common stock subject to options, warrants or notes which are currently exercisable or exercisable within 60 days of December 31, 1999, are deemed outstanding for computing the percentages of the person holding such options, warrants or notes, but are not deemed outstanding for computing the percentages of any other person. Percentage ownership is based on 5,609,839 shares of common stock outstanding as of December 31, 1999.

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

 (6) Reflects the beneficial ownership of the Company's capital stock, assuming the conversion of the Series A Preferred Stock, Series B Preferred Stock, Convertible Subordinated Notes and the Bridge Note Warrants. Shares of common stock subject to options, warrants or notes which are currently exercisable or exercisable within 60 days of December 31, 1999, are deemed outstanding for computing the percentage of the person holding such options, warrants or notes, but are not deemed outstanding for computing the percentage of any other person.

 (7) Consists of shares held directly by DLJ Merchant Banking Partners, L.P. ("DLJMBP"), DLJ International Partners, C.V. ("DLJIP"), DLJ Offshore Partners, C.V. ("DLJOP"), DLJ Merchant Banking Funding, Inc. ("DLJMBF"), DLJ Capital Corporation ("DLJCC"), Sprout Growth II, L.P. ("Sprout II"), and Sprout Capital VI, L.P. ("Sprout VI," collectively, "DLJ and the Sprout Entities") and PM Funding, Inc. See "Certain Relationships and Related Transactions." The address of each of DLJMBP, DLJMBF, DLJCC, DLJ First and PM Funding is 277 Park Avenue, New York, New York 10172. The address of DLJIP and DLJOP is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of Sprout II and Sprout VI (the "Sprout Group") is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, California 94025. Thompson Dean, as a Managing Director of DLJMBP, and Robert Finzi, as a General Partner of the Sprout Group, each of whom are former Directors of the Company, may be deemed to share voting and investment power over such shares. Messrs. Dean and Finzi disclaim beneficial interest in such shares, except to the extent of their respective interests in DLJ and the Sprout Entities. Includes 800,000 shares of Common Stock issuable upon the exercise of the Bridge Note Warrants at an exercise price of $1.55 per share held by DLJCC and PM Funding. Includes an aggregate of 5,142,720 shares of Common Stock issuable upon the exercise of the Convertible Subordinated Notes.

 (8) Includes 130,000 shares held by Mr. Cormier's children and other relatives for which Mr. Cormier maintains voting control.

 (9) Includes 98,700 shares of common stock which are held by Mr. Schaefer's children and other relatives for which Mr. Schaefer maintains voting control and 657,500 shares held by Mr. Schaefer's wife as her separate property.

(10) Mr. Andrew Sheehan, a former Director of the Company, as a General Partner of ABS, may be deemed to share voting and investment power over such shares. Mr. Sheehan disclaims beneficial interest in such shares, except to the extent of his interests in ABS. The address of ABS is 101 California Street, 47th Floor, San Francisco, California 94111.

(11) The Company reached an agreement for the termination of Mr. Brumberger's full-time employment with the Company, effective July 1998.

(12) Includes 19,736 shares held in trust for Mr. Erickson's children for which Mr. Erickson maintains voting control. Mr. Erickson terminated his position with the Company in January 2000.

(13) Includes immediately exercisable options to purchase 18,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of annual and monthly installments ending in February 2004.

(14) Includes immediately exercisable options to purchase 118,000 shares. Because of limitations under the federal tax laws for Incentive Stock Options, only options to purchase 107,200 shares are currently exercisable or exercisable within 60 days of December 31, 1999. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of monthly installments ending in February 2004.

(15) Includes immediately exercisable options to purchase 100,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of monthly installments ending in June 2000.

(16) Includes immediately exercisable options to purchase 100,000 shares. The option shares issuable upon exercise of such option are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of annual and monthly installments ending in July 2003.

(17) Includes immediately exercisable options to purchase 90,000 shares. The option shares issuable upon exercise of such options are, prior to vesting, subject to a right of repurchase in favor of the Company that lapse in a series of annual and monthly installments ending in July 2003.

(18) Mr. Munnikhuis terminated his position with the Company in December 1999.

(19) The Company reached and agreement for the termination of Mr. Bultman's full-time employment with the Company, in June, 1999.

(20) See Footnotes 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18 and 19 above.
     Includes options exercisable for 800,000 shares of common stock under the 1995 Plan of which options to purchase 648,558 shares are currently exercisable or exercisable within 60 days of December 31, 1999, because of limitations under the Federal tax laws for Incentive Stock Options. Also includes 430,000 shares of common stock of which 1,000 shares are subject to a right of repurchase in favor of the Company that lapses in a series of monthly installments ending in April 2000. Excludes shares held by DLJ and the Sprout Entities and ABS. See Footnotes 7 and 10 above.

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

Securityholders Agreement

  The Amended and Restated Securityholders Agreement (the "Securityholders Agreement") provides that each of Messrs. Schaefer and Cormier, DLJMBP, Sprout II and ABS, shall be entitled to designate one director to the Company's Board, and Messrs. Schaefer and Cormier, with the consent of DLJ and the Sprout Entities, shall have the right to designate the sixth director and DLJ and the Sprout Entities shall have the right to designate the seventh director to the Company's Board. The Securityholders Agreement also contains certain restrictions on the ability of the parties thereto to sell their shares of stock; registration rights; preemptive rights in connection with the issuance by the Company of additional equity securities other than upon certain defined events, including an initial public offering by the Company; certain rights of first refusal between the stockholders who are party to such agreement providing each such party the right to purchase any equity securities that any of the other parties to the agreement desire to sell to third parties and other matters customary for such agreements. The rights of the parties to the Securityholders Agreement with respect to certain restrictions on transfer and the preemptive rights under such Agreement terminate in connection with certain public offerings of common stock by the Company. Under the Securityholders Agreement, the Company was obligated until November 23, 1998, to use DLJ as its exclusive financial advisor and investment banker. In consideration for DLJ's services, the Company has agreed to pay DLJ an annual retainer of $200,000. In each of 1997 and 1998, the Company paid DLJ $200,000 in fees for financial advisory and certain investment banking services provided to the Company.

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

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

  1. Financial Statements. The following financial statements of Phase Metrics are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           Page
 Independent Auditors' Report.............................................  F-2
 Consolidated Balance Sheets as of December 31, 1998 and 1999.............  F-3
 Consolidated Statements of Operations for the years ended December 31,
  1997, 1998 and 1999.....................................................  F-4
 Consolidated Statements of Stockholders' Deficit for the years ended
  December 31, 1997, 1998 and 1999........................................  F-5
 Consolidated Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.....................................................  F-6
 Notes to Consolidated Financial Statements...............................  F-7

  2. Financial Statement Schedules. The following financial statement schedule of Phase Metrics is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Independent Auditors' Report on Schedule II............................... F-27
Schedule II--Valuation and Qualifying Accounts............................ F-28

  3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

   12.1   Statement Regarding Computation of Ratios.
   21.1** List of Subsidiaries.
   24.1** Powers of Attorney (contained on signature page on page 56).
   25.1** Form T-1 Statement of Eligibility and Qualification of State Street
          Bank and Trust Company of California, N.A. as Trustee.
   27.1   Financial Data Schedule.

--------
** Incorporated by reference to the Exhibit indicated in the Company's Registration Statement on Form S-4 (File No. 333-48817).

(b)  Reports on Form 8-K:

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the 11th day of May, 2000.

                                          PHASE METRICS

                                                  /s/ John F. Schaefer
                                          By: _________________________________
                                                      John F. Schaefer
                                                   Chairman of the Board,
                                           Chief Executive Officer and President

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint John F. Schaefer and W. Dewey Hockemeyer, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ John F. Schaefer           Chairman of the Board, Chief        May 11, 2000
____________________________________  Executive Officer and President
          John F. Schaefer            (Principal Executive Officer)

     /s/ W. Dewey Hockmeyer          Vice President, Chief Financial     May 11, 2000
____________________________________  Officer and Assistant Secretary
         W. Dewey Hockmeyer           (Principal Accounting and
                                      Financial Officer)
   /s/ Dr. Gilbert F. Amelio         Director                            May 11, 2000
____________________________________
       Dr. Gilbert F. Amelio

      /s/ William E. Terry           Director                            May 11, 2000
____________________________________
          William E. Terry

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Phase Metrics, Inc.:

 Independent Auditors' Report............................................. F-2

 Consolidated Balance Sheets as of December 31, 1998 and 1999............. F-3

 Consolidated Statements of Operations for the years ended December 31,
  1997, 1998 and 1999..................................................... F-4

 Consolidated Statements of Stockholders' Deficit for the years ended
  December 31, 1997, 1998 and 1999........................................ F-5

 Consolidated Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999..................................................... F-6

 Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

Phase Metrics, Inc.:

  We have audited the accompanying consolidated balance sheets of Phase Metrics, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phase Metrics, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating loss and its cash requirements in excess of current resources and the breach of the terms of its major debt agreement, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 4, 2000
(March 1, 2000 as to the
 third paragraph of Note 1)

                              PHASE METRICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------

                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  24,714  $   8,942
  Accounts receivable, net...............................    13,577      7,044
  Inventories............................................    25,222     14,500
  Prepaid expenses and other.............................     2,189      1,225
  Income taxes receivable................................     6,062         --
                                                          ---------  ---------
    Total current assets                                     71,764     31,711

Property, plant and equipment, net.......................    17,793     10,494
Intangible assets, net...................................     1,782        408
Other                                                         4,776      4,038
                                                          ---------  ---------
Total assets                                              $  96,115  $  46,651
                                                          =========  =========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable....................................... $   6,682  $   2,397
  Accrued expenses and other liabilities.................    16,966     13,440
  Customer deposits and advances.........................       859      6,455
  Current portion of debt................................     1,374      1,205
                                                          ---------  ---------
    Total current liabilities............................    25,881     23,497
Long-term liabilities:
  Long-term debt (Notes 1 and 3).........................   107,257    106,531
  Convertible subordinated notes.........................     8,000      8,000
  Accrued expenses and interest..........................     9,591     10,236
Series B redeemable preferred stock, $.0001 par value,
 3,857,280 shares authorized, issued and outstanding
 (liquidation preference of $11,328 and $12,079 at
 December 31, 1998 and 1999, respectively)...............    11,331     12,081
Series C redeemable preferred stock, $.0001 par value,
 7,610,000 shares authorized, issued and outstanding
 (liquidation preference of $38,050).....................    31,212     34,184

Commitments and contingencies (Notes 5 and 10)

Stockholders' deficit:
  Series A preferred stock, $.0001 par value, 8,250,000
   shares authorized, issued and outstanding (liquidation
   preference of $9,000).................................         3          3
  Common stock, $.0001 par value, 70,000,000 shares
   authorized; 5,622,309 and 5,609,839 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively..........................................     6,498      6,892
  Retained deficit.......................................  (103,298)  (154,222)
  Accumulated other comprehensive loss...................      (360)      (551)
                                                          ---------  ---------
    Total stockholders' deficit..........................   (97,157)  (147,878)
                                                          ---------  ---------
Total liabilities, redeemable preferred stock and
 stockholders' deficit................................... $  96,115  $  46,651
                                                          =========  =========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
Net sales....................................... $184,660  $104,994  $ 38,068
Cost of sales...................................  101,294    93,168    33,631
                                                 --------  --------  --------
    Gross profit................................   83,366    11,826     4,437
Operating expenses:
  Research and development......................   43,572    33,329    23,366
  Selling, general and administrative...........   22,968    17,370    11,047
  Amortization and write-downs of intangibles...   14,591     3,460     1,400
  Settlement charge.............................      --      5,872       --
  Restructuring charges.........................      --      4,184     3,091
                                                 --------  --------  --------
    Total operating expenses....................   81,131    64,215    38,904
                                                 --------  --------  --------
Income (loss) from operations...................    2,235   (52,389)  (34,467)
Interest expense................................   11,573    14,456    13,809
Other (income) expense, net.....................      474      (339)   (1,074)
                                                 --------  --------  --------
Loss before income taxes and extraordinary
 items..........................................   (9,812)  (66,506)  (47,202)
Income tax expense (benefit)....................   (4,268)    9,000       --
                                                 --------  --------  --------
Loss before extraordinary items.................   (5,544)  (75,506)  (47,202)
Extraordinary loss, net of income taxes.........      --     (1,345)      --
                                                 --------  --------  --------
Net loss........................................ $ (5,544) $(76,851) $(47,202)
                                                 ========  ========  ========
Accretion for redemption value and dividends on
 Series B and C redeemable preferred stock...... $ (2,923) $ (3,281) $ (3,722)
                                                 ========  ========  ========
Net loss attributable to common stockholders.... $ (8,467) $(80,132) $(50,924)
                                                 ========  ========  ========
Comprehensive loss:
  Net loss...................................... $ (5,544) $(76,851) $(47,202)
Other comprehensive income (loss):
  Foreign currency translation adjustments......     (800)      440      (191)
                                                 --------  --------  --------
Comprehensive loss.............................. $ (6,344) $(76,411) $(47,393)
                                                 ========  ========  ========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)

                                                                          Accumulated
                              Series A                        Retained       Other
                          Preferred Stock    Common Stock     Earnings   Comprehensive
                           Shares   Amount  Shares    Amount  (Deficit)      Loss        Total
                          --------- ------ ---------  ------  ---------  ------------- ---------
Balance, January 1,
 1997...................  8,250,000  $ 3   5,632,500  $5,665  $ (14,699)       --      $  (9,031)
Exercise of options, net
 of repurchases.........        --   --       (5,069)     25        --         --             25
Accrued dividends on
 Series B redeemable
 Preferred stock........        --   --          --      --      (1,423)       --         (1,423)
Accretion for redemption
 value on Series B
 redeemable preferred
 stock..................        --   --          --      --      (1,500)       --         (1,500)
Compensation expense on
 option grants..........        --   --          --      400        --         --            400
Net loss................        --   --          --      --      (5,544)       --         (5,544)
Accumulated translation
 adjustments............        --   --          --      --         --       $(800)         (800)
                          ---------  ---   ---------  ------  ---------      -----     ---------
Balance, December 31,
 1997...................  8,250,000    3   5,627,431   6,090    (23,166)      (800)      (17,873)
Exercise of options, net
 of repurchases.........        --   --       (5,122)      8        --         --              8
Accrued dividends on
 Series B redeemable
 preferred stock........        --   --          --      --        (750)       --           (750)
Accretion for redemption
 value on Series B
 redeemable preferred
 stock..................        --   --          --      --      (1,337)       --         (1,337)
Accretion for dividends
 and redemption value on
 Series C redeemable
 preferred stock........        --   --          --      --      (1,194)       --         (1,194)
Compensation expense on
 option grants..........        --   --          --      400        --         --            400
Net loss................        --   --          --      --     (76,851)       --        (76,851)
Accumulated translation
 adjustments............        --   --          --      --         --         440           440
                          ---------  ---   ---------  ------  ---------      -----     ---------
Balance, December 31,
 1998...................  8,250,000    3   5,622,309   6,498   (103,298)      (360)      (97,157)
Exercise of options, net
 of repurchases.........        --   --      (12,470)     (6)       --         --             (6)
Accrued dividends on
 Series B redeemable
 preferred stock........        --   --          --      --        (750)       --           (750)
Accretion for dividends
 and redemption value on
 Series C redeemable
 preferred stock........        --   --          --      --      (2,972)       --         (2,972)
Compensation expense on
 option grants..........        --   --          --      400        --         --            400
Accumulated translation
 adjustments............        --   --          --      --         --        (191)         (191)
Net loss................        --   --          --      --     (47,202)       --        (47,202)
                          ---------  ---   ---------  ------  ---------      -----     ---------
Balance, December 31,
 1999...................  8,250,000  $ 3   5,609,839  $6,892  $(154,222)     $(551)    $(147,878)
                          =========  ===   =========  ======  =========      =====     =========

See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Operating activities:
  Net loss.......................................  $ (5,544) $(76,851) $(47,202)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization and write-downs
     of intangibles..............................    21,872    12,056     9,024
    Amortization of deferred financing costs.....       540       776       789
    Loss on disposal of property, plant and
     equipment...................................       714       163       121
    Compensation expense on option grants........       400       400       400
    Deferred income taxes........................    (1,353)   14,221       --
    Interest on convertible subordinated notes...     1,894     1,000     1,000
    Impairment of property, plant and equipment..       --      2,519     1,406
    Extraordinary loss net of income taxes.......       --      1,345       --
    Changes in assets and liabilities:
      Accounts receivable........................    (3,688)   15,153     6,533
      Inventories................................    (4,508)   29,897     9,967
      Prepaid expenses and other assets..........     3,732    (3,681)    1,645
      Income taxes receivable....................      (156)     (168)    6,062
      Accounts payable...........................    (7,769)   (3,737)   (4,285)
      Customer deposits, accrued expenses and
       other liabilities.........................   (12,526)   (5,055)    1,477
                                                   --------  --------  --------
        Net cash used for operating activities...    (6,392)  (11,962)  (13,063)
                                                   --------  --------  --------

Investing activities:
  Acquisition of property, plant and equipment...   (17,091)   (1,492)   (2,029)
  Proceeds from sale of property, plant and
   equipment.....................................       --     11,926       601
  Other..........................................       (78)     (278)      (25)
                                                   --------  --------  --------
        Net cash provided by (used for) investing
         activities..............................   (17,169)   10,156    (1,453)
                                                   --------  --------  --------

Financing activities:
  Proceeds from senior notes.....................       --    110,000       --
  Repayment of term and subordinated notes.......    (1,800)  (79,200)      --
  Revolving loans--net...........................    26,900   (30,700)      --
  Payment of debt issuance costs.................      (330)   (5,560)      --
  Payments on capital lease obligations..........      (912)   (1,090)   (1,296)
  Issuance (repurchase) of common stock, net.....        25         8        (6)
  Proceeds from issuance of preferred stock......       --     30,020       --
                                                   --------  --------  --------
        Net cash provided by (used for) financing
         activities..............................    23,883    23,478    (1,302)
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................       (82)       65        46
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................       240    21,737   (15,772)
Cash and cash equivalents, beginning of period...     2,737     2,977    24,714
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $  2,977  $ 24,714  $  8,942
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest paid..................................  $  9,393  $  7,760  $ 12,036
                                                   ========  ========  ========
  Income tax refunds.............................  $ (5,357) $ (5,103) $ (6,476)
                                                   ========  ========  ========


See notes to consolidated financial statements.

                              PHASE METRICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

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

  Going Concern Basis of Presentation--The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1997, 1998 and 1999, the Company incurred net losses of approximately $5.5 million $76.9 million and $47.2 million, respectively and as of December 31, 1999 had negative stockholders' equity of $147.8 million. The Company is highly dependant on its ability to reduce its current amount of debt and obtain sufficient financing in order to fund its current and planned operating levels. The Company's ability to continue as a going concern is dependent upon its ability to reduce debt and obtain financing, as well as the recovery of the data storage industry.

  The Company did not make the interest payment of $5.9 million which was due in February 2000, and therefore was in default of the terms of the debt agreement effective March 1, 2000. As a result of this default, the entire face amount of the debt of $110.0 million plus accrued and unpaid interest is due and payable as of March 1, 2000. The Company is currently seeking to restructure this debt, including the February 2000 interest payment. (see Note
13)

  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (See Note 3).

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

  Fair Value of Financial Instruments--As of December 31, 1998 and 1999, the carrying amounts of cash and cash equivalents approximated their respective fair values. Estimation of the fair value of the Senior notes and convertible subordinated notes is not deemed practicable as there is no public market for these notes and the Company is unable to determine the market interest rate at which financing would have been available at December 31, 1999.

  Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash equivalents and accounts receivable.

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

                              PHASE METRICS, INC.

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Buildings and improvements were depreciated over 39 years and equipment and furniture are generally depreciated over three to five years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the remaining lease term or the life of the assets. Depreciation and amortization expense related to property, plant and equipment totaled $7.3 million, $8.6 million, and $7.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

  Intangible Assets--Intangible assets consist primarily of patents and convenants not to compete and are being amortized using the straight-line method over their expected useful lives, generally 17 years and 5 to 7 years, respectively.

  Impairment of Long-Lived Assets--The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the underlying assets and business environment. If the Company identifies events or circumstances which indicate that an impairment might exist, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts. If impairment exists, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair values determined by the estimated discounted future cash flows.

  In 1997, the Company recorded a write-down totaling $2.0 million related to an impairment loss for Air Bearings, Inc. ("ABI") purchased technology. In 1998 and 1999, the Company recorded write-downs totaling $2.5 million and $1.4 million, respectively, related to impairment losses for property, plant and equipment obsoleted due to restructuring activities. In 1999, the Company recorded an impairment loss of $1.0 million related to a non-compete agreement in connection with the discontinued sale of products acquired in connection with SBM.

  Stock-Based Compensation--As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based awards to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based awards to employees.

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

  Comprehensive Income--As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Accumulated translation adjustments are the only other comprehensive income component for the Company and have been reported as other comprehensive income in the accompanying consolidated statements of operations.

                              PHASE METRICS, INC.

  Segment Reporting--As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in one reportable segment. The adoption of SFAS No. 131 had no impact on earnings or the statement of financial position of the Company.

  Recent Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for the year ending December 31, 2001. The Company has not determined what impact the adoption of SFAS No. 133 may have on its earnings or statement of financial position.

  Reclassifications--Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Balance Sheet Details

 Accounts Receivable

  Accounts receivable consist of the following (in thousands):

                                                           December 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------
     Trade receivables.................................. $ 15,938  $  7,476
     Allowance for doubtful accounts....................   (2,361)    ( 432)
                                                         --------  --------
                                                          $13,577  $  7,044
                                                         ========  ========

 Inventories

  Inventories consist of the following (in thousands):

                                                           December 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------
     Raw materials and components....................... $ 10,611  $  9,983
     Work-in-process....................................    4,903     1,806
     Finished goods.....................................    9,708     2,711
                                                         --------  --------
                                                          $25,222  $ 14,500
                                                         ========  ========

 Property, Plant and Equipment

  Property, plant and equipment consist of the following (in thousands):

                                                           December 31,
                                                         ------------------
                                                           1998      1999
                                                         --------  --------
     Equipment and furniture............................ $ 32,753  $ 30,742
     Leasehold improvements.............................    5,500     5,462
     Construction in progress...........................      171       --
                                                         --------  --------
                                                           38,424    36,204
     Accumulated depreciation and amortization..........  (20,631)  (25,710)
                                                         --------  --------  ---
                                                          $17,793  $ 10,494
                                                         ========  ========

                              PHASE METRICS, INC.

 Intangible Assets

  Intangible assets consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
     Covenants not to compete................................. $ 2,175  $   375
     Patents..................................................     409      434
                                                               -------  -------
                                                                 2,584      809
     Accumulated amortization.................................    (802)    (401)
                                                               -------  -------
                                                                $1,782  $   408
                                                               =======  =======

 Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
     Accrued warranty......................................... $ 3,625  $ 1,922
     Accrued compensation.....................................   2,173    1,957
     Accrued interest on senior notes.........................   5,012    4,957
     Other....................................................   6,156    4,604
                                                               -------  -------
                                                               $16,966  $13,440
                                                               =======  =======

 Accrued Expenses and Interest

  Accrued expenses and interest consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
     Accrued interest on convertible subordinated notes....... $ 7,102  $ 8,103
     Other accrued expenses...................................   2,489    2,133
                                                               -------  -------
                                                               $ 9,591  $10,236
                                                               =======  =======

  Customer Advance--As of December 31, 1999, the Company entered into an advance payment agreement with one of its customers. The agreement provided for an initial advance of $8.0 million, to be offset by future purchases of the Company's equipment and services through June 30, 2000, and is secured by certain inventory. In the event the advance is not fully offset by June 30, 2000, the full amount will become due with interest accruing at 7% per annum thereafter. As of December 31, 1999, the customer advance balance was $5.4 million.

                              PHASE METRICS, INC.

3. Debt

  Debt Summary--Debt is summarized as follows (in thousands):

                                                             December 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
     Senior notes......................................... $105,487  $106,219
     Convertible subordinated notes.......................    8,000     8,000
     Capital lease obligations with weighted average
      annual interest rates of 9%.........................    3,144     1,517
                                                           --------  --------
     Total................................................  116,631   115,736
     Less current portion.................................   (1,374)   (1,205)
                                                           --------  --------
     Long-term debt....................................... $115,257  $114,531
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

  The Notes contain customary affirmative and negative covenants, including limitations on other indebtedness, liens, investments and guarantees, restricted payments, mergers and acquisitions, sales of assets, capital expenditures, leases and affiliate transactions. The Company did not make the interest payment of $5.9 million which was due in February 2000, and therefore was in default of the terms of the debt agreement effective March 1, 2000. As a result of this default, the entire face amount of the debt of $110.0 million plus accrued and unpaid interest is due and payable as of March 1, 2000. The Company is currently seeking to restructure this debt, including the February 2000 interest payment. (see Note 13)

  Effective in October 1998, the Company completed offers to exchange all of the Notes with new notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

  The Company is accreting the carrying value of the senior notes payable to their redemption value.

  Credit Agreements--Through January 1998, the Company had a $120.0 million credit agreement (the "Credit Agreement") with a group of financial institutions (the "Lenders") which provided for five-year term loans (the "Term Loans") in the principal amount of $80.0 million and a three-year revolving credit facility (the "Revolver") of up to $40.0 million. In connection with the Credit Agreement, in 1998 the Company paid fees of $1.2 million, for debt issuance costs to the syndication agent, who was an affiliate of a number of the major stockholders of the Company.

  The Company used the net proceeds of the Notes to repay in full its then existing credit agreements and accrued interest. In connection with the January 1998 repayment of its then existing credit agreements and accrued interest, the related unamortized debt issuance costs were written off. This write-off, net of related tax benefit of $0.7 million, has been reported as an extraordinary loss in the accompanying consolidated statements of operations.

                              PHASE METRICS, INC.

  Concurrently with closing the sale of the Notes, the Company entered into a $25 million revolving credit facility with a group of banks (the "New Credit Facility"). In August 1998, with the proceeds from the sale of its Series C Preferred Stock (see Note 8), the Company repaid in full the New Credit Facility and accrued interest, totaling $7.1 million, and terminated the New Credit Facility. In connection with this repayment, in the third quarter of 1998 the Company recorded a $0.4 million write-off of the related unamortized debt issuance costs as an extraordinary loss in the accompanying consolidated statements of operations.

  Convertible Subordinated Notes--In November 1994, the Company issued and sold $8.0 million principal amount of its convertible subordinated notes (the "Convertible Subordinated Notes") to certain stockholders.

  The Convertible Subordinated Notes mature in July 2005. Interest accrued at $2 million per year from issuance through November 23, 1997, and thereafter at a minimum of $1 million per year. The Convertible Subordinated Notes bore interest at 12.5% as of December 31, 1999. Interest is payable at maturity. The convertible subordinated notes, including accrued interest are: (i) convertible into 5,142,720 shares of Common Stock at the option of the holder,
(ii) automatically converted into Common Stock upon effectiveness of a public equity offering as defined, and (iii) entitled to anti-dilution rights.

4. Income Taxes

  The components of income tax expense (benefit) are summarized as follows (in thousands):

                                                        Years Ended December
                                                                 31,
                                                        -----------------------
                                                         1997     1998    1999
                                                        -------  -------  -----
   Current income taxes:
     Federal..........................................  $(2,915) $(5,960) $ --
                                                        -------  -------  -----
       Total..........................................   (2,915)  (5,960)   --
   Deferred income taxes:
     Federal..........................................      386   17,782    --
     State............................................   (1,739)  (3,561)   --
                                                        -------  -------  -----
       Total..........................................   (1,353)  14,221    --
   Income tax (benefit) expense before extraordinary
    items.............................................   (4,268)   8,261    --
   Extraordinary items................................      --       739    --
                                                        -------  -------  -----
   Income tax expense (benefit).......................  $(4,268) $ 9,000  $ --
                                                        =======  =======  =====

  The reconciliations between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                 Years Ended
                                December 31,
                              ---------------------
                              1997    1998    1999
                              -----   -----   -----
     Statutory tax rate--
      expense (benefit)...... (34.0)% (34.0)% (34.0)%
     Federal research and
      development credits....  (8.2)   (1.7)    --
     State income taxes, net
      of federal benefit.....  (4.2)   (3.3)   (2.0)
     Compensation on option
      grants.................   1.4     0.2     0.3
     Valuation allowance.....   --     50.7    35.0
     Other...................   1.5     0.6     0.7
                              -----   -----   -----
     Effective tax rate--
      expense (benefit)...... (43.5)%  12.5%    --
                              =====   =====   =====

                              PHASE METRICS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and the amounts used for income tax purposes. The items comprising the Company's deferred tax assets are as follows (in thousands):

                                                              Years Ended
                                                             December 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
     Reserves not currently deductible.................... $  7,252  $  4,869
     Customer deposits....................................      539       129
     Uniform capitalization adjustment....................      282       407
     State taxes..........................................   (2,635)   (3,128)
     Purchased technology.................................    6,228     5,433
     Property and equipment...............................    2,218     3,446
     Tax loss and credit carryforwards (expiring through
      2018)...............................................   18,261    37,078
     Other................................................    1,419     2,626
     Valuation allowance..................................  (33,564)  (50,860)
                                                           --------  --------
     Total................................................ $    --   $    --
                                                           ========  ========

  At December 31, 1999, the Company had available federal and California state net operating loss carryforwards of approximately $19.7 million in the aggregate, to offset future taxable income through 2013 and 2003, respectively. Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

  In 1998 and 1999, the Company recorded a valuation allowance against its entire net deferred tax asset balance due to uncertainty regarding realization of the deferred tax asset, due to the significant losses incurred and uncertainty regarding future taxable income.

5. Leases

  Sale/Leaseback--In December 1998, the Company disposed of the real property, improvements, fixtures and office buildings (collectively, the "Property") located at its San Diego facility for net proceeds of $11.9 million. The purchaser of the Property included an entity which is affiliated with a number of the Company's major stockholders. The property was listed and sold through a national real estate broker and the Company believes the purchase price represented fair value for the property. In connection with the sale of the Property, the Company entered into a lease with the purchaser to lease back a portion of the Property. The resulting gain of $0.9 million from the sale of the Property has been deferred in the accompanying financial statements, and is being amortized to income over the three year term of the lease.

  Capital Leases--The Company entered into capital lease obligations of $1.1 million in connection with lease agreements for equipment and furniture during the year ended December 31, 1998. At December 31, 1998 and 1999, assets under capital leases included in property, plant and equipment totaled $3.2 million and $3.1 million, respectively, with accumulated amortization of $1.3 million and $2.0 million in 1998 and 1999, respectively.

  Operating Leases--The Company leases certain of its facilities and certain equipment under operating leases that expire at various dates through 2004. Certain facility leases include provisions for inflation escalation adjustments, as well as one to five year renewal options. Rent expense under operating leases totaled $5.1 million, $4.8 million and $3.4 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                              PHASE METRICS, INC.

  Future minimum lease payments under capital and operating leases as of December 31, 1999 are summarized as follows (in thousands):

                                                              Capital  Operating
     Year Ending December 31:                                 Leases    Leases
     ------------------------                                 -------  ---------
     2000.................................................... $ 1,290   $1,973
     2001....................................................     279    1,527
     2002....................................................      45      963
     2003....................................................     --       655
     2004....................................................     --        23
                                                              -------   ------
     Total...................................................   1,614   $5,141
                                                                        ======
     Amount representing interest............................     (97)
                                                              -------
     Present value of minimum lease payments.................   1,517
     Current portion.........................................  (1,205)
                                                              -------
     Long-term portion....................................... $   312
                                                              =======

6. Settlement Charge

  In April 1998, the Company entered into an agreement (the "Settlement Agreement") to reimburse a major customer for costs incurred in connection with the customer's cancellation of a contract with a third party to purchase upgrades to certain production test equipment originally purchased from the Company. The Company took this action to protect its intellectual property and preserve a valued customer relationship. The Company concluded that this action was necessary in order to discourage further unauthorized use of its intellectual property in the future by this or other third parties. The Company recorded a $5.9 million charge to earnings in the second quarter of 1998 in connection with the Settlement Agreement. The Company made the reimbursement provided for under the Settlement Agreement by providing a credit to the customer for products purchased by the customer. Products purchased under the Settlement Agreement were at favorable pricing which negatively impacted the Company's gross profit margin through the first quarter of 1999.

7. Restructuring and Valuation Charges

  The data storage industry has experienced prolonged and intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for the Company's products. These adverse market conditions have had a material adverse effect on the Company's results of operations and financial condition over the last several quarters and are expected to continue through 2000. In the second quarter of 1999, the Company consolidated a significant portion of its Fremont facilities, and in July 1999, implemented a workforce reduction of approximately 25 employees.

  Due to the continued effects of the weakness in demand for data storage products, in the fourth quarter of 1999, the Company further consolidated its Fremont facilities and reduced its workforce by 24 employees.

  In the second quarter of 1998, the Company recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the second quarter of 1999, the Company recorded $2.0 million of restructuring charges. The significant components included $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. In the fourth quarter of 1999, the Company recorded a restructuring charge of

                              PHASE METRICS, INC.

$1.1 million. The significant components included $0.6 million for employee severance costs, $0.4 million for future lease costs of consolidated facilities and $0.1 million in asset impairment costs related to facilities consolidation. As of December 31, 1999, $1.3 million was recorded as an accrued liability related to the restructuring activities.

8. Redeemable Preferred Stock

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

9. Stockholders' Deficit

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

                              PHASE METRICS, INC.

  Common Shares Reserved--As of December 31, 1999 the Company reserved the following number of shares of Common Stock for future issuance:

     Conversion of Series A, B and C Preferred Stock................. 19,717,280
     Conversion of subordinated notes................................  5,142,720
     Exercise and issuance of stock options..........................  4,944,161
     Exercise of warrants............................................    800,000
                                                                      ----------
     Total........................................................... 30,604,161
                                                                      ==========

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

  Stock Option Plan--Under the 1995 Stock Option Plan (the "Plan"), 6,400,000 shares of Common Stock are reserved for issuance upon exercise of options granted by the Company. Under the Plan, incentive and non-qualified stock options may be granted to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. The exercise price for an incentive stock option and a nonqualified stock option cannot be less than 100% and 85%, respectively, of the fair market value of the Company's Common Stock on the grant date as determined by the Board of Directors. Options vest over three or five years. Options are immediately exercisable and underlying shares are subject to the Company's repurchase rights, which lapse over the original vesting period of the options exercised. Options expire as determined by the Board of Directors, but not more than 10 years after the grant date. At December 31, 1999, 3,189,792 shares were available for future option grants.

                              PHASE METRICS, INC.

  A summary of stock option transactions is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                                         Price
                                                            Number of     Per
                                                              Shares     Share
                                                            ----------  --------
     Balance at January 1, 1997............................  1,716,801   $5.22
     Granted...............................................  1,093,500    8.36
     Exercised.............................................    (52,498)   1.69
     Canceled..............................................   (469,619)   6.72
                                                            ----------   -----
     Balance at December 31, 1997..........................  2,288,184    6.49
     Granted...............................................  1,181,200    4.22
     Exercised.............................................    (32,365)   1.01
     Canceled.............................................. (1,033,010)   7.07
                                                            ----------   -----
     Balance at December 31, 1998..........................  2,404,009    5.20
     Granted...............................................    496,400    2.10
     Exercised.............................................       (100)   3.75
     Canceled.............................................. (1,145,940)   5.13
                                                            ----------   -----
     Balance at December 31, 1999..........................  1,754,369   $4.23
                                                            ==========
     Vested at December 31, 1997...........................    495,833   $4.32
                                                            ==========
     Vested at December 31, 1998...........................    656,319   $5.02
                                                            ==========
     Vested at December 31, 1999...........................    620,914   $4.02
                                                            ==========
     Subject to repurchase at December 31, 1997............    493,063   $0.55
                                                            ==========
     Subject to repurchase at December 31, 1998............    221,752   $0.56
                                                            ==========
     Subject to repurchase at December 31, 1999............     19,618   $1.38
                                                            ==========

  The Company recognized compensation expense of $0.4 million during each of the years ended December 31, 1997, 1998 and 1999 for the amortization of the excess of the fair market value of the Company's Common Stock on the grant date over the exercise price of certain stock options granted in 1995. The remaining unamortized compensation expense related to such options is $0.3 million at December 31, 1999, which will be recognized ratably over the remaining vesting period.

  The pro forma information required by SFAS 123 and presented below has been determined as if the Company had accounted for its employee stock awards under the Plan using the minimum value method of that statement. The fair value for these awards was estimated at the date of grant using the minimum value pricing model with the following weighted-average assumptions for December 31, 1997, 1998 and 1999, respectively: weighted average risk-free interest rates of 6.04%, 5.26%; and 5.59%; no dividend yield; and a weighted average expected life of 3.5, 3.2 and 3.2 years. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock awards.

                              PHASE METRICS, INC.

  For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

                                                           Years Ended December
                                                                   31,
                                                          ----------------------
                                                           1997   1998    1999
                                                          ------ ------- -------
     Pro forma net loss.................................. $5,976 $76,742 $47,272
                                                          ====== ======= =======

  The following table summarizes information as of December 31, 1999 concerning options outstanding:

                                     Weighted Average                       Shares
     Exercise        Options            Remaining                         Subject to
      Prices       Outstanding       Contractual Life       Vested        Repurchase
     --------      -----------       ----------------       -------       ----------
                                   (years)
     $0.37             75,450              5.32              70,567         11,485
      1.00            442,933              7.76             177,792          5,883
      3.75            675,209              8.80             148,187            --
      5.00             34,633              5.88              23,767            --
      5.50             17,633              8.31               5,000            --
      7.50            243,801              6.69              94,686          2,250
      8.75            264,710              7.58             100,915            --
                    ---------                               -------         ------
                   1,754,369                                620,914         19,618
                    =========                               =======         ======

  The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was $1.53, $0.64 and $0.33, respectively.

10. Commitments and Contingencies

  Acquisition-Related Agreements--Concurrent with certain of its acquisitions, the Company entered into earn-out agreements based on units produced or sold. At December 31, 1999, future potential combined maximum earn-out payments in connection with such acquisitions are not expected to be material. During the years ended December 31, 1997, 1998 and 1999, $2.0 million, $1.1 million, and $0.2 million, respectively, of earn-outs have been paid and charged to operations.

  Letter of Credit--As of December 31, 1999, the Company had a letter of credit outstanding to a third party beneficiary in the amount of $1.9 million. The letter of credit is secured by a $1.9 million certificate of deposit which is included in non-current assets on the accompanying balance sheet.

  Legal Matters--The Company is also subject to various other legal matters in the normal course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on its business, operating results or financial condition.

11. Employee Savings Plan

  Under the Company's 401(k) plan (the "Plan"), eligible employees may defer up to 15% of their pretax earnings, subject to the Internal Revenue Service annual contribution limit. Company matching contributions to the Plan were $0.6 million for each of 1997 and 1998 and $0.3 million for 1999.

                              PHASE METRICS, INC.

12. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled 49%, 49%, and 48% of net sales for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1998 and 1999, balances due from foreign customers (primarily located in Asia) were $4.0 million and $3.8 million, respectively.

  The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                                 1997  1998  1999
     Customer:                                                   ----  ----  ----
       A........................................................  18%   17%   37%
       B........................................................ --     17%  --
       C........................................................  17%   16%  --
       D........................................................  16%  --    --
       E........................................................ --    --     11%

  As of December 31, 1998 and 1999, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $12.3 million and $3.4 million, respectively.

  For the year ended December 31, 1999, the Company recorded revenue from customers throughout the United States and Japan, Korea and Singapore (collectively referred to as "Asia"). The following presents net sales for the years ended December 31, 1997, 1998 and 1999 and long-lived assets as of December 31, 1998 and 1999 by geographic territory:

                                  1997          1998                1999
                                -------- ------------------- ------------------
                                  Net      Net    Long-Lived   Net   Long-Lived
                                 Sales    Sales     Assets    Sales    Assets
                                -------- -------- ---------- ------- ----------
   United States operations:
     Domestic.................. $ 94,177 $ 53,547  $23,589   $19,671  $13,324
     Foreign...................   87,594   39,758      --     11,297      --
   Asia operations.............    2,889   11,689      762     7,100    1,616
                                -------- --------  -------   -------  -------
   Total....................... $184,660 $104,994  $24,351   $38,068  $14,940
                                ======== ========  =======   =======  =======

13. Subsequent Event (Unaudited)

                              PHASE METRICS, INC.

  The Company was unable to make the interest payment on the Notes due on February 1, 2000 and is not in compliance with certain covenants of the Notes and the Indenture governing the Notes. On April 26, 2000, the Company announced that it had entered into an agreement in principle with an informal committee representing approximately 81% of holders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of the Company's outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of the Company's then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect the Company's obligation to pay its trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions. In addition, holders of all or some of the Notes will provide the Company with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of the Company's assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  The accompanying financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

14. Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

  The Company conducts substantially all of its business through the parent company and its domestic and foreign subsidiaries. In January 1998, the Company issued the Notes (see Note 3). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

  Presented below is condensed consolidating financial information for Phase Metrics, Inc. (the "Parent Company"), the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") for the years ended December 31, 1997, 1998 and 1999. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the expected guarantee structure of the Senior Notes was in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

  The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 1997

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $165,724    $38,995       $12,631     $(32,690)    $184,660
Cost of sales...........   102,461     16,098        11,069      (28,334)     101,294
                          --------    -------       -------     --------     --------
  Gross profit..........    63,263     22,897         1,562       (4,356)      83,366
Research and development
 expense................    40,412      3,004           156          --        43,572
Selling, general and
 administrative
 expense................    18,559      3,556         2,140       (1,287)      22,968
Amortization and write-
 downs of intangibles...    14,591        --            --           --        14,591
                          --------    -------       -------     --------     --------
  Income (loss) from
   operations...........   (10,299)    16,337          (734)      (3,069)       2,235
Interest expense........    11,566        --              7          --        11,573
Other (income) expense--
 net....................       278        (53)          249          --           474
                          --------    -------       -------     --------     --------
  Income (loss) before
   equity in
   subsidiaries and
   Taxes................   (22,143)    16,390          (990)      (3,069)      (9,812)
Equity in net income of
 subsidiaries...........     5,631        --            --        (5,631)         --
Income tax expense
 (benefit)..............   (10,968)     7,130          (430)         --        (4,268)
                          --------    -------       -------     --------     --------
Net income (loss).......  $ (5,544)   $ 9,260       $  (560)    $ (8,700)    $ (5,544)
                          ========    =======       =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1997

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
Net income (loss)....... $ (5,544)   $ 9,260       $  (560)     $(8,700)    $ (5,544)
 Depreciation and
  amortization and
  write-downs of
  intangibles...........   21,119        487           266                    21,872
 Equity in net income of
  subsidiaries..........   (5,631)       --            --         5,631          --
 Other non-cash
  adjustments...........    3,548        --            --           --         3,548
 Changes in working
  capital...............  (21,090)    (4,154)       (4,093)       3,069      (26,268)
                         --------    -------       -------      -------     --------
   Net cash provided by
    (used for) operating
    Activities..........   (7,598)     5,593        (4,387)           0       (6,392)
                         --------    -------       -------      -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............  (15,442)    (1,404)         (245)         --       (17,091)
 Other..................      (78)       --            --           --           (78)
                         --------    -------       -------      -------     --------
   Net cash used for
    investing
    activities..........  (15,520)    (1,404)         (245)         --       (17,169)
                         --------    -------       -------      -------     --------
Financing activities:
 Revolving loans--net...   26,900        --            --           --        26,900
 Repayment of term and
  subordinated notes....   (1,776)       --            (24)         --        (1,800)
 Other..................   (1,364)    (4,531)        4,678          --        (1,217)
                         --------    -------       -------      -------     --------
   Net cash provided by
    (used for) financing
    Activities..........   23,760     (4,531)        4,654          --        23,883
                         --------    -------       -------      -------     --------
Effect of exchange rate
 changes on cash and
 cash Equivalents.......      --         --            (82)         --           (82)
Net increase (decrease)
 in cash and cash
 equivalents............      642       (342)          (60)         --           240
Cash and cash
 equivalents, beginning
 of period..............    1,115      1,122           500          --         2,737
                         --------    -------       -------      -------     --------
Cash and cash
 equivalents, end of
 period................. $  1,757    $   780       $   440      $   --      $  2,977
                         ========    =======       =======      =======     ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1998

                                       ASSETS
                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
                                                (in thousands)
Cash and cash
 equivalents............ $ 23,631    $    13       $1,070      $    --      $ 24,714
Accounts receivable,
 net....................   11,001        315        2,261           --        13,577
Inventories.............   23,346        614        5,110        (3,848)      25,222
Other current assets....    8,084          5          162           --         8,251
Property, plant and
 equipment, net.........   16,814        701          278           --        17,793
Intercompany balances...     (809)     9,375       (8,566)          --           --
Investment in
 subsidiaries...........    6,655        --           --         (6,655)         --
Other...................    6,073          1          484           --         6,558
                         --------    -------       ------      --------     --------
  Total assets.......... $ 94,795    $11,024       $  799      $(10,503)    $ 96,115
                         ========    =======       ======      ========     ========

     LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............ $ 23,768    $   264       $  475      $    --      $ 24,507
Current portion of
 debt...................    1,374        --           --            --         1,374
Long-term debt..........  115,257        --           --            --       115,257
Redeemable preferred
 stock..................   42,543        --           --            --        42,543
Other...................    9,010        --           581           --         9,591
Stockholders' equity
 (deficit)..............  (97,157)    10,760         (257)      (10,503)     (97,157)
                         --------    -------       ------      --------     --------
  Total liabilities,
   redeemable preferred
   stock and
   Stockholders' equity
   (deficit)............ $ 94,795    $11,024       $  799      $(10,503)    $ 96,115
                         ========    =======       ======      ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1998

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 97,969     $9,769       $15,086     $(17,830)    $104,994
Cost of sales...........    95,224      2,494        13,532      (18,082)      93,168
                          --------     ------       -------     --------     --------
  Gross profit..........     2,745      7,275         1,554          252       11,826
Research and development
 expense................    33,318         11           --           --        33,329
Selling, general and
 administrative
 expense................    14,106      1,528         1,774          (38)      17,370
Amortization and write-
 downs of intangibles...     3,460        --            --           --         3,460
Settlement charge.......     5,872        --            --           --         5,872
Restructuring charges...     4,184        --            --           --         4,184
                          --------     ------       -------     --------     --------
Income (loss) from
 operations.............   (58,195)     5,736          (220)         290      (52,389)
Interest expense........    14,438         (4)           22          --        14,456
Other (income) expense--
 net....................      (109)       --           (230)         --          (339)
                          --------     ------       -------     --------     --------
Income (loss) before
 equity in subsidiaries
 and Taxes..............   (72,524)     5,740           (12)         290      (66,506)
Equity in net income of
 subsidiaries...........     5,245        --            --        (5,245)         --
Income tax expense
 (benefit)..............     8,227        775            (2)         --         9,000
                          --------     ------       -------     --------     --------
Net income (loss) before
 extraordinary items....   (75,506)     4,965           (10)      (4,955)     (75,506)
Extraordinary items, net
 of income taxes........    (1,345)       --            --           --        (1,345)
                          --------     ------       -------     --------     --------
Net income (loss).......  $(76,851)    $4,965       $   (10)    $ (4,955)    $(76,851)
                          ========     ======       =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1998

                                                   Foreign
                          Parent    Guarantor   Non-Guarantor Eliminating
                         Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         --------  ------------ ------------- ----------- ------------
                                                (in thousands)
OPERATING ACTIVITIES:
Net income (loss)....... $(76,851)   $ 4,965       $  (10)      $(4,955)    $(76,851)
 Depreciation and
  amortization and
  write-downs of
  Intangibles              11,741        215          100                     12,056
 Equity in net income of
  subsidiaries..........   (5,245)       --           --          5,245          --
 Other non-cash
  adjustments...........    4,858        --           --            --         4,858
 Extraordinary Item.....    1,345        --           --            --         1,345
 Changes in working
  capital...............   55,786     (8,157)        (709)         (290)      46,630
                         --------    -------       ------       -------     --------
   Net cash used for
    operating
    activities..........   (8,366)    (2,977)        (619)          --       (11,962)
                         --------    -------       ------       -------     --------
Investing activities:
 Acquisition of
  property, plant and
  equipment.............   (1,387)        (4)        (101)          --        (1,492)
 Proceeds from sale of
  property, plant and
  equipment.............   11,926        --           --            --        11,926
 Other..................     (278)       --           --            --          (278)
                         --------    -------       ------       -------     --------
   Net cash provided by
    (used for) investing
    activities..........   10,261         (4)        (101)          --        10,156
                         --------    -------       ------       -------     --------

Financing activities:
 Proceeds from senior
  notes.................  110,000        --           --            --       110,000
 Repayment of term and
  subordinated notes....  (79,200)       --           --            --       (79,200)
 Revolving loans--net...  (30,700)       --           --            --       (30,700)
 Payment of debt
  issuance costs........   (5,560)       --           --            --        (5,560)
 Proceeds from issuance
  of preferred stock....   30,020        --           --            --        30,020
 Other..................   (4,581)     2,214        1,285           --        (1,082)
                         --------    -------       ------       -------     --------
   Net cash provided by
    financing
    activities..........   19,979      2,214        1,285           --        23,478
                         --------    -------       ------       -------     --------
Effect of exchange rate
 on cash and cash
 equivalents............      --         --            65           --            65
Net increase (decrease)
 in cash and cash
 equivalents............   21,874       (767)         630           --        21,737
Cash and cash
 equivalents at
 beginning of year......    1,757        780          440           --         2,977
                         --------    -------       ------       -------     --------
Cash and cash
 equivalents at end of
 year................... $ 23,631    $    13       $1,070       $   --      $ 24,714
                         ========    =======       ======       =======     ========

                              PHASE METRICS, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 1999

                                                    Foreign
                          Parent     Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                         ---------  ------------ ------------- ----------- ------------
                                                (in thousands)
                                        ASSETS

Cash and cash
 equivalents............ $   8,158    $   167      $    617      $   --     $   8,942
Accounts receivable,
 net....................     3,532        165         3,347          --         7,044
Inventories.............    12,042        646         5,342       (3,530)      14,500
Other current assets....       920          8           297          --         1,225
Property, plant and
 equipment, net.........     8,767        492         1,235          --        10,494
Intercompany balances...     2,887     10,193       (13,080)         --           --
Investment in
 subsidiaries...........     5,703        --            --        (5,703)         --
Other...................     4,063          2           381          --         4,446
                         ---------    -------      --------      -------    ---------
  Total assets.......... $  46,072    $11,673      $ (1,861)     $(9,233)   $  46,651
                         =========    =======      ========      =======    =========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Other current
 liabilities............ $  21,913    $   196      $    183      $   --     $  22,292
Current portion of
 debt...................     1,205        --            --           --         1,205
Long-term debt..........   114,531        --            --           --       114,531
Redeemable preferred
 stock..................    46,265        --            --           --        46,265
Other...................    10,036        --            200          --        10,236
Stockholders' equity
 (deficit)..............  (147,878)    11,477        (2,244)      (9,233)    (147,878)
                         ---------    -------      --------      -------    ---------
  Total liabilities,
   redeemable preferred
   stock and
   stockholders' equity
   (deficit)............ $  46,072    $11,673      $ (1,861)     $(9,233)   $  46,651
                         =========    =======      ========      =======    =========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          Year ended December 31, 1999

                                                    Foreign
                           Parent    Guarantor   Non-Guarantor Eliminating
                          Company   Subsidiaries Subsidiaries    Entries   Consolidated
                          --------  ------------ ------------- ----------- ------------
                                                 (in thousands)
Net sales...............  $ 37,043     $2,665       $ 9,476     $(11,116)    $ 38,068
Cost of sales...........    34,315      1,295         9,455      (11,434)      33,631
                          --------     ------       -------     --------     --------
Gross profit............     2,728      1,370            21          318        4,437
Research and development
 expense................    23,211        155           --           --        23,366
Selling, general and
 administrative
 expense................     8,340        498         2,209          --        11,047
Amortization and write-
 downs of intangibles...     1,400        --            --           --         1,400
Restructuring charges...     3,091        --            --           --         3,091
                          --------     ------       -------     --------     --------
Income (loss) from
 operations.............   (33,314)       717        (2,188)         318      (34,467)
Interest expense........    13,804        --              5          --        13,809
Other (income) expense--
 net....................      (868)       --           (206)         --        (1,074)
                          --------     ------       -------     --------     --------
Income (loss) before
 equity in subsidiaries
 and taxes..............   (46,250)       717        (1,987)         318      (47,202)
Equity in net income of
 subisidiaries..........      (952)       --            --           952          --
                          --------     ------       -------     --------     --------
Net income (loss) before
 extraordinary items....   (47,202)       717        (1,987)       1,270      (47,202)
Extraordinary items, net
 of income taxes........       --         --            --           --           --
                          --------     ------       -------     --------     --------
Net income (loss).......  $(47,202)    $  717       $(1,987)    $  1,270     $(47,202)
                          ========     ======       =======     ========     ========

                              PHASE METRICS, INC.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year ended December 31, 1999

                                                Foreign Non-
                          Parent    Guarantor    Guarantor   Eliminating
                         Company   Subsidiaries Subsidiaries   Entries   Consolidated
                         --------  ------------ ------------ ----------- ------------
                                               (in thousands)
OPERATING ACTIVITIES:
Net income (loss).......  (47,202)    $ 717       $(1,987)     $1,270      $(47,202)
  Depreciation and
   amortization and
   write-downs of
   intangibles..........    8,701       209           114         --          9,024
  Equity in net loss of
   subsidiaries.........      952       --            --         (952)          --
  Other non-cash
   adjustments..........    3,716       --            --          --          3,716
  Changes in working
   capital..............   24,051      (721)       (1,613)       (318)       21,399
                         --------     -----       -------      ------      --------
Net cash provided by
 (used for) operating
 activities.............   (9,782)      205        (3,486)        --        (13,063)
                         --------     -----       -------      ------      --------

Investing activities:
  Acquisition of
   property, plant and
   equipment............   (1,132)      --           (897)        --         (2,029)
  Proceeds from sale of
   property, plant and
   equipment............      601       --            --          --            601
  Increase in patent
   costs................      (25)      --            --          --            (25)
                         --------     -----       -------      ------      --------
Net cash used for
 investing activities...     (556)      --           (897)        --         (1,453)
                         --------     -----       -------      ------      --------
Financing activities:
  Other.................   (4,998)     (818)        4,514         --         (1,302)
                         --------     -----       -------      ------      --------
Net cash provided by
 (used for) financing
 activities.............   (4,998)     (818)        4,514         --         (1,302)
                         --------     -----       -------      ------      --------

Net increase (decrease)
 in cash and cash
 equivalents............  (15,336)     (613)          177         --        (15,772)
Cash and cash
 equivalents at
 beginning of year......   23,494       780           440         --         24,714
                         --------     -----       -------      ------      --------
Cash and cash
 equivalents at end of
 year................... $  8,158     $ 167       $   617      $  --       $  8,942
                         ========     =====       =======      ======      ========
Effect of exchange rate
 on cash................      --        --             46         --             46

                             INDEPENDENT AUDITORS'
                              REPORT ON SCHEDULE

Phase Metrics, Inc.:

  We have audited the consolidated financial statements of Phase Metrics, Inc. and its subsidiaries as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 4, 2000 (March 1, 2000 as to the third paragraph of Note 1) (which report is unqualified and includes an explanatory paragraph referring to the substantial doubt regarding the ability of the Company to continue as a going concern); such financial statements and report have been included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Phase Metrics, Inc. and its subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

s/ DELOITTE & TOUCHE LLP

San Jose, California
February 4, 2000

                                  SCHEDULE II

                              PHASE METRICS, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Additions
                           ---------------------------------------------------
                           Balance at Charges to Charges              Balance
                           beginning  costs and  to other             at end
       Description         of period   expenses  accounts Deductions of period
       -----------         ---------- ---------- -------- ---------- ---------
Year ended December 31,
 1997
 Allowance for doubtful
 accounts.................   $  746     $1,405     $--       $488     $1,663
Year ended December 31,
 1998
 Allowance for doubtful
 accounts.................    1,663        787      --         89      2,361
Year ended December 31,
 1999
 Allowance for doubtful
 accounts.................    2,361         57      --       1986        432