Form 10-Q
period 2000-03-31
PHASE METRICS INC
filed 2000-05-25
CIK 1015717

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

                               ----------------

                      For the Quarter Ended March 31, 2000
                        Commission File Number 333-48817

                               ----------------

                              PHASE METRICS, INC.
                                  (registrant)

                               ----------------

                     Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 33-0328048
            10260 Sorrento Valley Road, San Diego, California 92121
                                 (858) 646-4800

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

  The number of shares outstanding of the Registrant's securities as of March 31, 2000 are as follows:

      Common Stock............................................. 5,609,839 shares
      Series A Preferred Stock................................. 8,250,000 shares
      Series B Preferred Stock................................. 3,857,280 shares
      Series C Preferred Stock................................. 7,610,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PHASE METRICS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 ITEM 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and March 31, 2000.............................................     3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 1999 and 2000...........................     4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 1999 and 2000...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

         Management's Discussion and Analysis of Financial Condition and
 ITEM 2. Results of Operations..........................................     8

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.....    22


PART II. OTHER INFORMATION


 ITEM 1. Legal Proceedings..............................................    22
 ITEM 2. Changes in Securities..........................................    22
 ITEM 3. Defaults Upon Senior Securities................................    22
 ITEM 4. Submission of Matters to a Vote of Security Holders............    22
 ITEM 5  Other Information..............................................    22
 ITEM 6. Exhibits and Reports on Form 8-K...............................    22

Signatures...........................................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHASE METRICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31,  March 31,
                                                          1999        2000
                                                      ------------ -----------
                                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents..........................  $   8,942    $   5,271
  Accounts receivable, net...........................      7,044        4,589
  Inventories........................................     14,500       15,271
  Prepaid expenses and other.........................      1,225        2,005
                                                       ---------    ---------
    Total current assets.............................     31,711       27,136
Property, plant and equipment, net...................     10,494        8,448
Intangible and other assets..........................      4,446        4,261
                                                       ---------    ---------
    Total assets.....................................  $  46,651    $  39,845
                                                       =========    =========

     LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable...................................  $   2,397    $   1,352
  Accrued expenses and other liabilities.............     19,895       18,963
  Current portion of debt............................      1,205        1,123
                                                       ---------    ---------
    Total current liabilities........................     23,497       21,438

Long-term liabilities:
  Long-term debt.....................................    114,531      114,487
  Accrued expenses and interest......................     10,236       10,314
Series B redeemable preferred stock..................     12,081       12,265
Series C redeemable preferred stock..................     34,184       34,966

Commitments and contingencies

Stockholders' deficit:
  Series A preferred stock...........................          3            3
  Common stock.......................................      6,892        6,992
  Retained deficit...................................   (154,222)    (159,607)
  Accumulated other comprehensive loss...............       (551)      (1,013)
                                                       ---------    ---------
    Total stockholders' deficit......................   (147,878)    (153,625)
                                                       ---------    ---------
Total liabilities, redeemable preferred stock and
 stockholders' deficit...............................  $  46,651    $  39,845
                                                       =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (In thousands, unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
Net sales................................................ $  11,355  $ 11,156
Cost of sales............................................     9,582     6,150
                                                          ---------  --------
    Gross profit.........................................     1,773     5,006
Operating expenses:
  Research and development...............................     6,390     3,343
  Selling, general and administrative....................     3,002     2,756
  Amortization of intangible assets......................        93         9
                                                          ---------  --------
    Total operating expenses.............................     9,485     6,108
                                                          ---------  --------
Loss from operations.....................................    (7,712)   (1,102)
Interest expense.........................................     3,338     3,380
Other income, net........................................      (287)      (62)
                                                          ---------  --------
Net loss................................................. $ (10,763) $ (4,420)
                                                          =========  ========
Accretion for redemption value and dividends on Series B
 and C redeemable preferred stock........................      (894)     (965)
                                                          ---------  --------
Net loss attributable to common stockholders............. $ (11,657) $ (5,385)
                                                          =========  ========
Comprehensive loss:
  Net loss............................................... $ (10,763) $ (4,420)
  Other comprehensive loss--foreign currency translation
   adjustment............................................      (530)     (462)
                                                          ---------  --------
Comprehensive Loss....................................... $ (11,293) $ (4,882)
                                                          =========  ========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1999       2000
                                                         ---------  ---------
OPERATING ACTIVITIES:
    Net cash used for operating activities.............. $  (6,289) $  (3,220)
                                                         ---------  ---------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment..........      (703)      (119)
  Proceeds from sale of property, plant and equipment...       328        --
                                                         ---------  ---------
    Net cash used for investing activities..............      (375)      (119)
                                                         ---------  ---------

FINANCING ACTIVITIES:
  Payments on capital lease obligations.................      (351)      (309)
  Proceeds from issuance of common stock, net of
   repurchases..........................................         2        --
                                                         ---------  ---------
    Net cash used for financing activities..............      (349)      (309)
                                                         ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents............................................       (42)       (23)
                                                         ---------  ---------
Net decrease in cash and cash equivalents...............    (7,055)    (3,671)
Cash and cash equivalents, beginning of period..........    24,714      8,942
                                                         ---------  ---------
Cash and cash equivalents, end of period................ $  17,659  $   5,271
                                                         =========  =========



See accompanying notes to unaudited condensed consolidated financial statements.

                              PHASE METRICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Phase Metrics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K. The Company's first, second and third fiscal quarters end on the Sunday closest to March 31, June 30 and September 30, respectively. For ease of reference, such quarter end dates are used herein.

Note 2. Balance Sheet Details

  Inventories

    Inventories consist of the following (in thousands):

                                                          December 31, March 31,
                                                              1999       2000
                                                          ------------ ---------
     Raw materials and components........................   $ 3,374     $ 2,024
     Work-in-process.....................................     4,403       6,312
     Finished goods......................................     6,723       6,935
                                                            -------     -------
                                                            $14,500     $15,271
                                                            =======     =======

  Property, Plant and Equipment

    Property, plant and equipment consist of the following (in thousands):

                                                         December 31, March 31,
                                                             1999       2000
                                                         ------------ ---------
     Equipment and furniture............................   $ 30,742   $ 30,012
     Leasehold improvements.............................      5,462      5,535
                                                           --------   --------
                                                             36,204     35,547
   Accumulated depreciation and amortization............    (25,710)   (27,099)
                                                           --------   --------
                                                           $ 10,494   $  8,448
                                                           ========   ========

  Customer Advance--The Company entered into an advance payment agreement with one of its customers. The agreement provided for an initial advance of $8.0 million, to be offset by future purchases of the Company's equipment and services through June 30, 2000, and is secured by certain inventory. In the event the advance is not fully offset by June 30, 2000, the full amount will become due with interest accruing at 7% per annum thereafter. As of December 31, 1999 and March 31, 2000, the customer advance balance was $5.4 million and $0.9 million, respectively.

Note 3. Industry and Geographic Information

  The Company operates in one reportable segment. Sales to customers outside the United States (primarily Asia) totaled 54% and 77% of net sales for the three months ended March 31, 1999 and 2000, respectively. As

                              PHASE METRICS, INC.

                                  (Unaudited)

of December 31, 1999 and March 31, 2000, balances due from foreign customers were $3.8 million and $2.6 million, respectively.

 The Company had sales to individual customers in excess of 10% of net sales, as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999        2000
                                                           ---------   ---------
   Customer:
     A ...................................................        33%        56%
     B....................................................        --%        12%
     C....................................................        13%        --
     D....................................................        12%        --

  As of December 31, 1999 and March 31, 2000, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $3.4 million and $2.6 million, respectively.

  For the three months ended March 31, 2000, the Company recorded revenue from customers in the United States and Asia. The following presents net sales for the three months ended March 31, 1999 and 2000 and long-lived assets as of December 31, 1999 and March 31, 2000 by geographic territory:

                              Long-Lived Assets              Net Sales
                            ---------------------- -----------------------------
                                                   Three Months Ended March 31,
                            December 31, March 31, ----------------------------
                                1999       2000         1999           2000
                            ------------ --------- -------------- --------------
   United States
    operations:
     Domestic..............   $13,324     $11,912  $        5,223 $        2,576
     Foreign...............       --          --            4,841          5,465
   Asia operations.........     1,616         797           1,291          3,115
                              -------     -------  -------------- --------------
   Total...................   $14,940     $12,709  $       11,355 $       11,156
                              =======     =======  ============== ==============

Note 4. Subsequent Event

  The Company was unable to make the interest payment on the $110 million Senior Notes ("the Notes") due on February 1, 2000 and is not in compliance with certain covenants of the Notes and the Indenture governing the Notes. On April 26, 2000, the Company announced that it had entered into an agreement in principle with an informal committee representing approximately 81% of holders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of the Company's outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of the Company's then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect the Company's obligation to pay its trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions. In addition, holders of all or some of the Notes will provide the Company with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of the Company's assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

                              PHASE METRICS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2.

  Statements in this discussion and analysis and elsewhere in this report, including, but not limited to, statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These and any other forward-looking statements contained in this report are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in our other reports and filings with the SEC, including our 1999 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date of this filing. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

  We are facing severe liquidity problems. We were unable to make the interest payment on the Notes due on February 1, 2000 and are not in compliance with certain covenants of the Notes and the Indenture governing the Notes.

  On April 26, 2000, we announced that we had entered into an agreement in principle with an informal committee of Noteholders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of our outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of our then outstanding New Common Stock if we achieve certain financial targets. The restructuring will not in any way affect our obligation to pay our trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions.

  In addition, holders of all or some of the Notes will provide us with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of our assets. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  We anticipate that the restructuring will take three to five months to complete. During that time, we will face a number of risks over which we may have limited or no control, including the risk that trade creditors or vendors may discontinue providing us with trade credit, the risk that customers may decrease the amount of business that they do with us and the risk that, in spite of not paying interest on the Notes, we will not be able to generate the liquidity necessary to maintain operations. In addition, we face the risk that holders of Notes or other interests in us will refuse to accept our restructuring proposal when made to them. For these and other reasons, we may be forced to file for protection under Chapter 11 without the benefit of an agreement in principle with the Noteholders, our creditors may file an involuntary Chapter 11 case against us or we may be forced to liquidate our business without the benefit of a reorganization.

  The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

 Business

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

 Customer Concentration

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 75.1% of our net sales were derived from sales to our three largest customers for the three months ended March 31, 2000. Even though our customer mix will likely change from period to period in the future, for the three months ended March 31, 2000, Seagate Technology, Inc. ("Seagate"), Yamaha Corporation ("Yamaha") and Alps Electric Company, Ltd. ("Alps") accounted for 55.5%, 11.9% and 7.7% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

Results of Operations

 Net Sales

  Net sales consist primarily of revenue from sales of our process and production-test equipment and related upgrades, and to a lesser extent, parts and services. Net sales decreased from $11.4 million for the first quarter of 1999 to $11.2 million for the first quarter of 2000.

 Gross Profit

  Cost of sales includes material costs, direct labor and overhead costs related to the production and installation of our products, including warranty and other service costs. Gross profit increased from $1.8 million for the first quarter of 1999 to $5.0 million for the first quarter of 2000. Gross profit as a percentage of net sales ("gross margin") increased from 15.6% for the first quarter of 1999 to 44.8% for the first quarter of 2000. The increase was primarily due to (1) lower gross profit on products shipped in the first quarter of 1999 in connection with the Settlement Agreement discussed below
(2) underutilization of manufacturing capacity in the first quarter of 1999 and (3) a customer cancellation fee in the first quarter of 2000.

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

 Research and Development Expense

  Research and development expense consists primarily of salaries and related costs of personnel and consultants, project materials and other costs associated with our ongoing research and product development. Research and development expense decreased from $6.4 million for the first quarter of 1999 to $3.3 million for the first quarter of 2000. Research and development expense as a percentage of net sales decreased from 56.3% for the first quarter of 1999 to 30.0% for the first quarter of 2000. This percentage decrease was primarily due to a decrease in personnel costs as a result of workforce reductions in July and October 1999, closure of our Concord facility and a decrease in project material costs. We anticipate that we will continue to devote a significant amount of financial resources to research and development for the foreseeable future.

 Selling, General and Administrative Expense

  Selling, general and administrative expense consists primarily of salaries and related costs of personnel and professional services, including certain acquisition related earnout costs. Selling, general and administrative expense decreased from $3.0 million for the first quarter of 1999 to $2.8 million for the first quarter of 2000. Selling, general and administrative expense as a percentage of net sales decreased from 26.4% for the first quarter of 1999 to 24.7% for the first quarter of 2000. This percentage decrease was primarily due to a decrease in personnel costs as a result of workforce reductions in July and October 1999.

 Amortization of Intangible Assets

  Amortization of intangible assets decreased from $0.1 million for the first quarter of 1999 to $9,000 for the first quarter of 2000. This decrease was due to intangible assets becoming fully amortized.

 Interest Expense

  Interest expense for the first quarter of 1999 and 2000 relates primarily to interest incurred on the senior and subordinated notes.

 Other Income, Net

  Other income was $0.3 million for the first quarter of 1999 as compared to $0.1 million for the first quarter of 2000. These amounts consisted primarily of earnings on invested funds.

Liquidity and Capital Resources

  We have financed our capital requirements through sales of common and preferred stock, borrowings under the senior notes and subordinated, term and revolving credit facilities. Our principal requirements for cash are debt service requirements, capital expenditures and working capital.

  As of March 31, 2000, our outstanding indebtedness included $106.4 million of senior notes, net of $3.6 million of unamortized debt issuance costs, $8.0 million of convertible subordinated notes and $1.2 million of capital lease obligations. At March 31, 2000, we had $7.9 million and $8.3 million of accrued interest outstanding on the senior notes and convertible subordinated notes, respectively. The convertible subordinated notes, including all accrued interest, are convertible into 5,142,720 shares of common stock at the option of the holders and will automatically convert upon a public equity offering. As of the date of this filing, we do not have a working capital credit facility in place.

  We were unable to make the interest payment on the Notes due on February 1, 2000 and are not in compliance with certain covenants of the Notes and the Indenture governing the Notes. On April 26, 2000, we announced that we had entered into an agreement in principle with an informal committee representing approximately 81% of holders to restructure the Notes. Under the restructuring, the $110.0 million principal amount of Notes, plus accrued interest, would be exchanged for New Common Stock representing 97.5% of our outstanding common stock after the restructuring. Holders of the existing Senior Subordinated Convertible Notes, existing Series A, B and C Preferred Stock and existing Common Stock would receive the remaining 2.5% of New Common Stock, as well as warrants to purchase additional shares representing up to 10% of our then outstanding New Common Stock upon certain circumstances. The restructuring will not in any way affect our obligation to pay our trade creditors or other vendors. The agreement in principle is subject to a number of customary conditions. In addition, holders of all or some of the Notes will provide us with a $10.0 million New Credit Facility in conjunction with the restructuring. The New Credit Facility will be secured by a pledge of substantially all of our assets other than certain secured assets and customer deposits. The commitment to provide the New Credit Facility is subject to a number of customary conditions. There is no assurance that the proposed restructuring will be completed as described above or at all.

  The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

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

  Cash used for operating activities was $6.3 million and $3.2 million for the first quarter of 1999 and 2000, respectively. Period to period fluctuations in operations impacting these amounts were a smaller net loss in 2000, a decrease in depreciation and amortization, a decrease in accounts receivable, increases in inventories and prepaid expenses and other assets and smaller decreases in accounts payable and other accrued expenses and other liabilities.

  Cash used for investing activities was $0.4 million for the first quarter of 1999 and $0.1 million for the first quarter of 2000 and consisted of acquisition of property, plant and equipment and net of proceeds from sale of property, plant and equipment in 1999. Cash used for financing activities was $0.3 million for the first quarter of 1999 and $0.3 million for the first quarter of 2000. In the first quarter of 1999 and 2000, financing activities consisted of payments on capital lease obligations.

  We believe that cash generated from operations, borrowings under the proposed New Credit Facility and existing cash balances will be adequate to fund our operations for at least the next 12 months. While operating activities may provide cash in certain periods, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. We will continue to have limited capital resources and significant future obligations and expect that we will require additional capital to support future growth, if any. There can be no assurance that we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital. See "Risk Factors--As a Result of Adverse Industry Conditions, We Are Experiencing Liquidity Problems and We Failed to Make the Last Interest Payment on the Notes; Unless We Complete Our Proposed Restructuring, We May Be Forced to Seek Protection Under the Bankruptcy Laws."

RISK FACTORS

  You should consider carefully the following risks in your evaluation of us. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occurs, our business, operating results or financial condition would likely suffer.

As a Result of Adverse Industry Conditions, We Are Experiencing Liquidity Problems and We Failed to Make the Last Interest Payment on the Notes; Unless We Complete Our Proposed Restructuring, We May Be Forced to Seek Protection Under the Bankruptcy Laws

  The data storage industry has experienced prolonged and intense competition, pricing erosion and overcapacity. Such adverse market conditions have resulted, and may in the future result, in the delay, reschedule or cancellation of orders and fluctuation in demand for our products. These adverse market conditions have had a material adverse effect on our results of operations and financial condition over the last several quarters and are expected to continue through 2000. For the three months ended March 31, 2000 our earnings were inadequate to cover our fixed charges by $5.4 million.

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

  The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the proposed restructuring.

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

Funds May Not Be Available to Make Payments to Holders of the Notes Due to Senior Rights of Other Existing and Future Indebtedness

  As of March 31, 2000, the Notes and the Note Guarantees were effectively subordinated to approximately $1.2 million of secured indebtedness under our capital lease obligations.

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

We Have Experienced Significant Losses

  We incurred net losses of approximately $4.4 million for the three months ended March 31, 2000. Such losses and accrual of certain preferred stock dividends and accretion for the redemption value and dividends of such preferred stock have contributed to a retained deficit of approximately $159.6 million as of March 31, 2000. In addition, we used cash for operating activities of approximately $3.2 million for 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  . the continuing adverse market conditions in the data storage industry;

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

  In the second quarter of 1998, we recorded $3.0 million of restructuring charges. The significant components included $0.9 million for employee severance costs, $2.0 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities, and $0.1 million of other costs. In the fourth quarter of 1998, we recorded $1.1 million of restructuring charges. The significant components included
$0.3 million for employee severance costs, $0.6 million in asset impairment costs related to property, plant and equipment obsoleted due to restructuring activities and $0.2 million of other costs. In the second quarter of 1999, we recorded $2.0 million of restructuring charges. The significant components included $0.7 million for future lease costs of consolidated facilities and $1.3 million in asset impairment costs related to facilities consolidation. In the fourth quarter of 1999, we recorded a restructuring charge of $1.1 million. The significant components included $0.6 million for employee severance costs, $0.4 million for future lease costs of consolidated facilities and $0.1 million in asset impairment costs related to facilities consolidation. While we believe our cost-cutting measures are appropriate given our current and anticipated levels of net sales, there can be no assurance that such measures will be sufficient and that additional cost-cutting measures will not be necessary, or that the 1998 and 1999 restructuring activities or future cost-cutting measures will not have a material adverse effect on our ability to increase our net sales.

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

Because We Depend on a Small Number of Customers, Any Decrease in Net Sales to or a Loss of a Customer Will Have a Significant Negative Impact on Our Business

  There are a relatively small number of data storage manufacturers throughout the world and we derive a significant portion of our net sales from a relatively small number of customers. We expect that our dependence on relatively few key customers will continue in the future. Approximately 75.1% of our net sales were derived from sales to our three largest customers for the three months ended March 31, 2000. Even though our customer mix will likely change from period to period in the future, Seagate, Yamaha and Alps have accounted for 55.5%, 11.9%, and 7.7% of net sales, respectively. If net sales to these or any of our other significant customers were to decrease in any material amount in the future, our business, operating results and financial condition would be materially adversely affected.

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

Because We Sell a Small Number of Products, A Reduction in Demand For Any One of These Products May Have a Significant Negative Effect on Our Business

  We derive revenues primarily from sales of our process and production-test systems and parts for such systems. Our products can generally be categorized into four principal areas:

  . disk (media) testing and processing;

  . read/write head testing;

  . disk drive processing; and

  . automation.

  We derive a significant portion of our net sales from a relatively small number of products. For the three months ended March 31, 2000, we derived approximately 53.3% of our net sales, from sales of our media certifier products (excluding parts and service). Although we expect that net sales from our media certifier products, including our MG series and our MC series, will continue to account for a substantial portion of our total net sales in the foreseeable future, we realize that the downturn in the data storage industry is caused, in part, by the overcapacity of media certifiers in the market today. Any material reduction in demand for our media certifier products would have a material adverse effect on our business, operating results and financial condition.

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

  In August 1998, we issued and sold an aggregate of 6,360,000 shares of our Series C Preferred Stock in our Series C Financing for $25.4 million in gross proceeds. Immediately following the consummation of the Series C Financing, we used $7.1 million of the proceeds from the offering to repay all outstanding indebtedness under the credit facility that we entered into in January 1998 and subsequently terminated such facility. As of the date of this filing, we have no revolving or other type of credit facility for working capital. In September 1998, one of the investors in the Series C Financing purchased an additional 1,250,000 shares of Series C Preferred Stock for an aggregate of $5.0 million.

  We believe that cash generated from operations, borrowings under the proposed New Credit Facility and existing cash balances will be adequate to fund our operations for at least the next 12 months. While operating activities may provide cash in certain periods, we may require additional sources of financing. We may also from time to time consider additional acquisitions of complementary businesses, products or technologies, which may require additional financing. Additional sources of funding could include additional debt and/or equity financings. We will continue to have limited capital resources and significant future obligations and expect that we will require additional capital to support future growth, if any. There can be no assurance that we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital. See "Risk Factors--As a Result of Adverse Industry Conditions, We Are Experiencing Liquidity Problems and We Failed to Make the Last Interest Payment on the Notes; Unless We Complete Our Proposed Restructuring, We May Be Forced to Seek Protection Under the Bankruptcy Laws."

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

  There have been no material changes during the three months ended March 31, 2000.

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

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

      Financial Data Schedule.

  (b) Reports on Form 8-K.

      Not applicable.

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